Form 10-Q
period 2020-06-30
Blockchain of Things, Inc.
filed 2020-08-18
CIK 1813793

x

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  ________ to __________

Commission File Number: 000-56170

Blockchain of Things, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-5080120
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
747 3rd Avenue New York, New York 10017
(Address of principal executive offices)

(646) 926-2268
(Registrant's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,414,287 common shares as of August 14, 2020.

Securities registered pursuant to Section 12(b) of the Act: None.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

Page Number
F-1	Condensed Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019;
F-2	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 (unaudited);
F-3	Condensed Consolidated Statements of Stockholders’ Deficit for the three and six months ended June 30, 2020 and 2019 (unaudited)
F-4	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 (unaudited);
F-5	Notes to Condensed Consolidated Financial Statements (unaudited).

3

BLOCKCHAIN OF THINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash	$33,981	$30,134
Prepaid Expenses and Other Current Assets	1,173	2,933
Digital Assets	1,573,095	1,862,988
Total Current Assets	1,608,249	1,896,055

Non-current Assets:
Property and Equipment, net	1,847	2,700
Total Assets	$1,610,096	$1,898,755

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable and Accrued Expenses	$821,365	$714,468
Current Portion of Convertible Notes	10,000	15,000
Sponsorship Loans Payable	20,000	20,000
BCOT Token Refund Liability	12,434,317	12,434,317
Total Current Liabilities	13,285,682	13,183,785

Long-term Liabilities:
Paycheck Protection Program Loan	42,900	—
Total Liabilities	13,328,582	13,183,785

Commitments and Contingencies (Note 8)

Stockholders' Equity (Deficit):
Common stock; par value $0.0001; 50,000,000 shares authorized; 4,401,537 shares issued and outstanding as of June 30, 2020; 5,000,000 shares authorized; 4,358,079 shares issued and outstanding as of December 31, 2019	440	436
Preferred stock; par value $0.0001; 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2020; 0 shares authorized; 0 shares issued and outstanding as of December 31, 2019	—	—
Additional Paid-in Capital	437	437
Accumulated Deficit	(11,719,363)	(11,285,903)
Total Stockholders' Deficit	(11,718,486)	(11,285,030)
Total Liabilities and Stockholders' Deficit	$1,610,096	$1,898,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLOCKCHAIN OF THINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenue, net	$—	$—	$—	$350

Operating Expenses:
Selling, General and Administrative	349,199	163,425	510,873	297,834

Loss From Operations	(349,199)	(163,425)	(510,873)	(297,484)

Other (Income) Expense:
Legal Settlement	—	250,000	—	250,000
Gain on Sale of Digital Assets	(57,913)	(64,424)	(116,717)	(59,250)
Loss on Extinguishment of Debt	—	—	—	68,773
Interest Expense	5,520	397,809	39,304	397,882
Other (Income) Expense, net	(52,393)	583,385	(77,413)	657,405

Net Loss	$(296,806)	$(746,810)	$(433,460)	$(954,889)

LOSS PER SHARE
Loss per share, basic and diluted	$(0.07)	$(0.18)	$(0.10)	$(0.22)
Weighted average number of shares of common stock basic and diluted	4,390,933	4,235,683	4,379,808	4,379,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLOCKCHAIN OF THINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2019	4,358,079	$436	$437	$(11,285,903)	$(11,285,030)
Issuance of Common Stock	22,250	2	—	—	2
Net Proceeds From Issuance of Common Stock	—	—	—	—	—
Net Loss	—	—	—	(136,654)	(136,654)
Balance as of March 31, 2020	4,380,329	$438	$437	$(11,422,557)	$(11,421,682)
Issuance of Common Stock	21,208	2	—	—	2
Net Proceeds From Issuance of Common Stock	—	—	—	—	—
Net Loss	—	—	—	(296,806)	(296,806)
Balance as of June 30, 2020	4,401,537	$440	$437	$(11,719,363)	$(11,718,486)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2018	4,215,412	$422	$437	$(9,967,808)	$(9,966,949)
Issuance of Common Stock	12,958	1	—	—	1
Net Proceeds From Issuance of Common Stock	—	—	—	—	—
Net Loss	—	—	—	(208,079)	(208,079)
Balance as of March 31, 2019	4,228,370	$423	$437	$(10,175,887)	$(10,175,027)
Issuance of Common Stock	14,625	1	—	—	1
Net Proceeds From Issuance of Common Stock	—	—	—	—	—
Net Loss	—	—	—	(746,810)	(746,810)
Balance as of June 30, 2019	4,242,995	$424	$437	$(10,922,697)	$(10,921,836)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLOCKCHAIN OF THINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(433,460)	$(954,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	853	852
Realized Gain on Sale of Digital Assets	(116,717)	(59,250)
Changes in Assets and Liabilities:
Prepaids and Other Current Assets	1,760	2,966
Accounts Payable and Accrued Expenses	67,890	247,163
Deferred Revenue	—	(300)
BCOT Token Refund Liability (Interest Portion)	39,007	393,759
Net cash used in operating activities	(440,667)	(369,699)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of Digital Assets	406,610	568,593

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Sponsorship Loans	—	(229,242)
Repayments of Promissory Notes	(5,000)	(50,000)
Proceeds from Issuances of Common Stock	4	2
Proceeds from Paycheck Protection Program Loan	42,900	—
Net cash used in financing activities	37,904	(279,240)

Net Change in Cash	3,847	(80,346)

Cash, Beginning of Period	30,134	146,889

Cash, End of Period	$33,981	$66,543

Supplemental disclosure of cash flows information:

Cash paid during the period for interest	$750	$4,123

Noncash activity:
Refund of BCOT sale proceeds with Digital Assets	$—	$11,001
Delivery of BCOT Tokens	$—	$(12,445,318)
Establishment of BCOT Token refund liability	$—	$12,434,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLOCKCHAIN OF THINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Nature of Operations

Blockchain of Things, Inc (“BCoT” or the “Company”), was incorporated in Delaware on July 15, 2015 with a principle place of business in New York, New York.

BCoT has a 100% ownership interest in BCOT Global Holdings (“BCOT GH”), a limited liability company organized on March 29, 2018 under the laws of the Cayman Islands.

BCoT is a technology company established to develop and implement blockchain technology, specifically by providing a platform, or web services layer, designed to improve upon existing blockchain technology, including its security and ease of use. From December 2017 through July 2018, BCOT offered and sold $12,473,200 of digital tokens (“BCOT Tokens” or “tokens”; the “Offering”) for use of the Company’s blockchain platform and technology, called “Catenis Enterprise” and “Catenis Flow” (collectively, “Catenis”). BCoT intended to use the proceeds to continue to implement its business plan, which includes further developing and maintaining Catenis. Catenis is an integration layer to the global bitcoin blockchain. It allows companies to rapidly build blockchain based applications or simply integrate with existing systems. To date, the proceeds were used to fund the operations of the Company, which includes the payment of salaries to software developers and to pay for expenses associated with the settlement agreement with the SEC, further discussed in Note 8.

Note 2 - Financial Condition and Management’s Plans

The Company has experienced recurring losses and negative cash flows from operations. At June 30, 2020 the Company had cash of $33,981, a working capital deficit of $11,677,433, total stockholders' deficit of $11,718,486 and an accumulated deficit of $11,719,363. Further, the Company is required to offer to refund amounts raised in the Offering as a result of an agreed upon settlement with the Securities and Exchange Commission (see Note 8). These factors create substantial doubt about the Company’s ability to continue as a going concern.

Further, the outbreak of the Coronavirus Disease 2019, or COVID-19, which has been declared a global pandemic by the World Health Organization, has spread across the globe and is impacting worldwide economic activity. A public health epidemic, including COVID-19, poses the risk that we or our employees, contractors, and other partners may be prevented from conducting business for an indefinite period of time, including due to shutdowns and quarantines that may be requested or mandated by governmental authorities. While at this time, COVID-19 has not had a significant impact on the Company, it is not possible to estimate the impact that COVID-19 could have on our business. The continued spread of COVID-19 and the measures taken by the governments of countries affected, particularly the United States, could disrupt the planned commercial activities of the company and have a material impact on our business, financial condition or results of operations. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company believes that its ability to continue operations depends on its ability to generate revenues and obtain funding that will be sufficient to sustain its operations until it rolls out its core product offerings and achieve profitability and positive cash flows from operating activities.

The Company’s management has taken several actions in an effort to secure funding and generate revenue streams including:

•	Having discussions with investors to buy traditional equity in the Company.
•	In discussions with a broker on ways to raise additional capital.
•	Added four additional offerings to the product line making the platform more robust and giving more options to the marketplace.
•	Relaunching with a new website and marketing to various different segments of the industry verticals.
•	Management can implement expense reductions as deemed necessary.

There is no assurance that the Company will be successful in obtaining funding or generating revenues sufficient to fund operations.

The consolidated financial statements do not include any adjustments related to this uncertainty and as to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements of BCoT and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the SEC. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited Condensed Consolidated Financial Statements are read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Form 10 for the year ended December 31, 2019. The results of operations for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year. The Consolidated Financial Statements as of December 31, 2019 are derived from audited financial statements included in the Company’s Form 10 for the year ended December 31, 2019.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates. The most significant accounting estimates inherent in the preparation of the Company's financial statements includes the fair values of the BCOT Token Refund Liability and Digital assets, including the impairment assessments, as well as, estimates related to Stock Based Compensation.

Development Costs

The Company has developed and continues to enhance Catenis, a platform, or web services layer, designed to improve upon existing blockchain technology, including its security and ease of use. The technology could primarily assist with four blockchain-based services: 1) message transmission, 2) message logging, 3) digital asset generation, and 4) digital asset transfer. Due to the significant hurdles during development of Catenis, technological feasibility had not been established and, therefore, all of the Company’s development costs were expensed.

BCOT Tokens Revenue Recognition

The Company issued BCOT Tokens for use by customers in Catenis. In exchange for the BCOT Tokens, the Company, beginning in December 2017 through early July 2018, obtained Ether, Bitcoin, Bitcoin Cash and Tether from customers totaling approximately $11,863,530 and cash of $609,670, of which $91,100 was received in December 2017.

The Company evaluated the terms of sale of the BCOT Tokens and determined that, when sold, a BCOT Token represents an obligation of the Company with counterparties that were determined to be customers. Therefore, the Company determined that BCOT Token(s), when sold by the Company, are akin to prepayments of future services and are treated as deferred revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 applies to contracts with customers and defines a customer as any user or reseller. Furthermore, a BCOT Token, when sold, is considered a prepayment for services to be performed in Catenis and once delivered represents deferred revenues derived from those services.

Pursuant to the terms of the BCOT Tokens, there is no form of partnership, joint venture, agency or any similar relationship between a holder of a BCOT Token and the Company. Except as noted below, BCOT Tokens are non-refundable and do not pay interest and have no maturity date. BCOT Tokens confer only the right to be used to power the Catenis platform, BCoT’s product, and confer no other rights of any form with respect to the Company, including, but not limited to, any voting, distribution, redemption, liquidation, proprietary (including all forms of intellectual property), or other financial or legal rights. Subsequent to the distribution of BCOT Tokens to customers, the associated liability to deliver the BCOT tokens was satisfied. No BCOT Tokens were sold by the Company since this distribution.

Subsequent to the distribution noted above, and pursuant to the Settlement Agreement (as defined and described further in Note 8), the Company is obligated to refund amounts raised from the sale of BCOT Tokens if valid claims are submitted and may incur other fines and penalties. The Company had until July 31, 2020 to submit Claims Forms to these investors. As of June 30, 2020, the Company estimated the amount of refunds to be paid to claimants at $12,974,339, which includes $540,023 of accrued interest that is included in Accounts Payable and Accrued Expenses on the accompanying Condensed Consolidated Balance Sheets (see Note 8). As of December 31, 2019, the Company estimated the amount of refunds to be paid to claimants at $12,935,333, which includes $501,016 of accrued interest that is included in Accounts Payable and Accrued Expenses on the accompanying Condensed Consolidated Balance Sheets (see Note 8).

Concentrations of Credit Risk and Off-Balance Sheet Risk

The Company is subject to concentration of risk with respect to the Digital Assets which are held in digital wallets. Private keys, which provide access to the Digital Assets, are held in secured vaults at banking institutions and a limited number of digital wallets. The Digital Assets are exchanged for United States Dollars (USD) in the normal course of business so that the Company may meet its operational needs. The Digital Assets are not insured and the exchange rate of the digital assets to USD experiences significant volatility.

Fair Value Measurement

The Company’s financial instruments include cash, accounts payable, convertible debt, sponsorship agreements and the BCOT Token Obligation. The fair values of cash, accounts payable, convertible debt, sponsorship agreements, U.S. Small Business Loan and Advance, and the BCOT Token Obligation (as defined and described further in Note 10) approximate their stated amounts because of the short maturity of these financial instruments from the balance sheet date. Our sponsorship agreements are carried at fair value and based on Level 2 inputs.

The valuation hierarchy is composed of three levels. The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The levels within the valuation hierarchy under ASC 820 are described below:

Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Intangible Assets

Digital Assets held by the Company consist of Ethers, Bitcoins, Bitcoin Cash and Tethers and are included in current assets in the Condensed Consolidated Balance Sheets. Digital assets such as Bitcoins, Ethers, Tethers and Bitcoin Cash are digital currencies considered cryptocurrencies that are not fiat currencies (i.e. a currency that is backed by a central bank or a national, supra- national or quasi-national organization) and are not backed by hard assets or other credits. Digital currencies are not financial assets because they are not an ownership interest in a company, or a contract establishing a right or obligation to deliver or receive cash or another financial instrument. Since they lack physical substance and have no limit on the useful life, digital currencies are considered to be indefinite-lived intangible assets under ASC 350, Intangibles–Goodwill and Other.

Indefinite-lived intangible assets are not subject to amortization. Instead they are tested for impairment on an annual basis and more frequently if events or circumstances change that indicate that it’s more likely than not that the asset is impaired. As a result, the Company will only recognize decreases in the value of its Digital Assets, and any increase in value will be recognized upon disposition. Ether, Bitcoin, Bitcoin Cash and Tether are traded on exchanges in which there are observable prices in an active market, the Company views a decline in the quoted price below the cost to be an impairment indicator. The quoted price and observable prices for Ether, Bitcoin, Bitcoin Cash and Tether are determined by the Company using a principal market analysis in accordance with ASC 820, Fair Value Measurement.

When the Company evaluates Ethers, Bitcoins, Bitcoin Cash and Tethers for impairment under ASC 350, Intangible – Goodwill and Other, each acquisition of Ether, Bitcoin, Bitcoin Cash and Tether is considered a separate unit of account. The Company tracks the cost of each unit of Ether, Bitcoin, Bitcoin Cash and Tether when received or purchased, when performing impairment testing and upon disposition either through sale or exchanged for goods or services. The realized gain or loss on sale of Digital Assets is included in a separate financial statement line item in the Condensed Consolidated Statements of Operations, while impairment of Digital Assets is included in operating expenses because of the nature of the assets.

From November 2017 through early August 2018, the Company received four types of digital currencies, Bitcoins, Ethers, Tether, and Bitcoin Cash related to its token offering (See Note 4). The Company obtains the equivalency rate of the digital currencies to USD based on a global exchange rate from public exchange Gemini.

As of June 30, 2020, and December 31, 2019, the Company’s adjusted cost basis was $1,573,095 and $1,862,988, respectively. During the three and six months ended June 30, 2020 and June 30, 2019, the Company recognized no impairment losses. Please refer to Note 4 for additional information about Digital Assets.

Income (loss) per common share

Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted income (loss) per share (“Diluted EPS”) is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the reporting period while also giving effect to all potentially dilutive common shares that were outstanding during the reporting period.

For the three and six month periods ended June 30, 2020 and 2019, the Company reported a net loss and as a result, basic and diluted loss per common share are the same. Therefore, in calculating net loss per share amounts, shares underlying the potentially dilutive common stock equivalents were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive.

The potentially dilutive common stock equivalents at June 30, 2020 and 2019 were 177,959 and 104,875, respectively, and were not included in diluted EPS as their effect would be anti-dilutive.

Adoption of Recent Accounting Pronouncements

The Company's accounting policies are the same as those described in Note 1 to the Company's consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2019.

The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or no material effect is expected on the Condensed Consolidated Financial Statements as a result of future adoption.

Note 4 - Digital Assets

Changes in Digital Assets were as follows:

	Ether	Bitcoin	Bitcoin Cash	Tether	Total
Balance at December 31, 2019	$ 698,710	$ 1,163,019	$ 1,259	$ -	$ 1,862,988
Sale of digital assets	(216,309)	(7,462)	-	-	(223,771)
Receipt of Digital Assets	-	-	-	-	-
Impairment	-	-	-	-	-
Balance at March 31, 2020	482,401	1,155,557	1,259	-	1,639,217
Sale of Digital Assets	(54,688)	(11,434)	-	-	(66,122)
Receipt of Digital Assets	-	-	-	-	-
Impairment	-	-	-	-	-
Balance at June 30, 2020	$ 427,713	$ 1,144,123	$ 1,259	$ -	$ 1,573,095

	Ether	Bitcoin	Bitcoin Cash	Tether	Total
Balance at December 31, 2018	$ 1,286,395	$ 1,300,265	$ 1,259	$ 122,950	$ 2,710,869
Sale of Digital Assets	(170,777)	(124,002)	-	(122,950)	(417,729)
Receipt of Digital Assets	-	-	-	-	-
Impairment	-	-	-	-	-
Balance at March 31, 2019	1,115,618	1,176,263	1,259	-	2,293,140
Sale of Digital Assets	(102,615)	-	-	-	(102,615)
Receipt of Digital Assets	-	-	-	-	-
Impairment	-	-	-	-	-
Balance at June 30, 2019	$ 1,013,003	$ 1,176,263	$ 1,259	$ -	$ 2,190,525

The Company recognized $57,913 and $116,717 as a net Gain on Sale of Digital assets during the three and six months ended June 30, 2020, respectively. The Company recognized $64,424 and $59,250 as a net Gain on Sale of Digital assets during the three and six months ended June 30, 2019, respectively.

On June 25, 2018 the Company created 553,262,386 BCOT Tokens which are not recognized on the Condensed Consolidated Balance Sheet and have zero carrying value. As of June 30, 2020 and December 31, 2019, respectively, the Company has distributed 68,922,624 BCOT Tokens to third party wallets or smart contracts and is holding 484,339,762 BCOT Tokens.

Note 5 – Accounts Payable and Accrued Expenses

Accounts Payable and Accrued Expenses consisted of the following as of:

	June 30,	December 31,
	2020	2019
Accrued interest on token refund liability	$540,023	$501,016
Legal and professional services	190,163	2,000
Accrued legal settlement (Note 9)	62,500	187,500
Software development	25,237	11,511
Other accrued liabilities	1,879	8,116
Credit card payable	1,563	4,325
Total Accounts Payable and Accrued Expenses	$821,365	$714,468

Note 6 – Debt

Convertible Notes

From October 2015 through September 2017, the Company issued nine convertible promissory notes (“Convertible Notes”). The maturity dates of the Convertible Notes ranged from October 16, 2017 to September 20, 2020. The Convertible Notes are convertible into common stock or preferred stock, depending on the contingent event that results in their conversion. The Convertible Notes bear interest at 5% per annum and were each issued at par value with an immaterial amount of debt issuance costs.

The Convertible Notes are automatically convertible into preferred stock upon the occurrence of a Qualified Financing, defined within the Convertible Notes as an equity financing of the Company occurring after the date of issuance of the Convertible Note pursuant to which the Company sells and issues to an investor or multiple investors shares of preferred stock of the Company and in which gross aggregate proceeds to the Company from such equity financing exceeds $5 million (excluding any and all Convertible Notes which are converted). For seven of the Convertible Notes, the conversion price of this feature is a 15% discount to the price per share of the preferred shares sold that constitute the Qualified Financing. For two of the Convertible Notes, the conversion price of this feature is a 20% discount to the price per share of the preferred shares sold that constitute the Qualified Financing.

Additionally, the Convertible Notes may be converted into common stock at the option of the holder of the Convertible Note on or after the maturity date of the Convertible Note if the Company does not consummate a Qualified Financing on or prior to the maturity date of the Convertible Note. For seven of the Convertible Notes, the conversion price of this feature is a 15% discount to the fair market value of a single share of common stock as of the maturity date of the Convertible Note. For two of the Convertible Notes, the conversion price of this feature is a 20% discount to the fair market value of a single share of common stock as of the maturity date of the Convertible Note.

Lastly, the Convertible Notes may be converted into common stock at the option of the holder of the Convertible Note immediately prior to the closing of the Sale of the Company if a Sale of the Company occurs on our prior to the Maturity Date. A “Sale of the Company” is defined within the Convertible Notes as (i) the reorganization, consolidation or merger of the Company in which the holders of the Company’s outstanding voting securities pre-closing of that event do not retain voting securities representing a majority of the voting power of the surviving entity, (ii) the sale, transfer or exclusive license of all or substantially all of the assets of the Company, or (iii) the sale of equity by the existing holders of capital stock of the Company the result of which is that more than fifty percent (50%) of the Company's outstanding voting securities immediately following such transaction are owned by persons or entities who were not equity holders of the Company immediately prior to any such transaction. For seven of the Convertible Notes, the conversion price of this feature is a 15% discount to the price per share of the common stock paid to the existing equity holders of the Company in connection with such Sale of the Company. For two of the Convertible Notes, the conversion price of this feature is a 20% discount to the price per share of the common stock paid to the existing equity holders of the Company in connection with such Sale of the Company.

As of June 30, 2020 and December 31, 2019, the Convertible Notes were not convertible based on the triggers listed above. As a result of these conversion features, the Convertible Notes contain embedded derivatives whose fair values as of June 30, 2020 and 2019 were negligible. The Convertible Notes are not considered securities with participation rights in earnings available to the Company’s common stockholders as there are no features attached to these securities that allow holders to participate in our undistributed earnings.

A summary of the carrying amounts of our Convertible Notes is listed below. Note that the fair value of the Convertible Notes, both individually and in the aggregate, materially approximate their carrying amount as of June 30, 2020 and December 31, 2019.

	Effective	June 30,	December 31,
	Interest Rate	2020	2019
Convertible Note due March 13, 2020	5.00%	$—	$5,000
Convertible Note due June 23, 2020	5.00%	10,000	10,000
Total long-term convertible notes		10,000	15,000
Less: current portion		10,000	15,000
Long-term convertible notes, excluding current portion		$—	$—

In March 2020, the Company retired the Convertible Note due March 13, 2020. The $5,000 aggregate principal amount was repurchased for cash at par plus accrued interest of $750.

In July 2019, the Company retired the Convertible Note due March 28, 2020. The $50,000 aggregate principal amount was repurchased for cash at par plus accrued interest of $5,833.

In April 2019, the Company retired the Convertible Notes due July 20, 2020, August 20, 2020, and September 20, 2020. The $50,000 aggregate principal amount was repurchased for cash at par plus accrued interest of $4,013.

In July 2018, the Company retired the Convertible Notes due October 16, 2017, August 21, 2018, and August 21, 2020. The $83,000 aggregate principal amount was repurchased at par plus accrued interest of $7,110 through the issuance of Ether to the holders of the Convertible Notes.

Sponsorship Agreements

In 2017 the Company executed seventeen financial sponsorship agreements (“Sponsorship Agreements”) with various counterparties (“Sponsors”). With each Sponsorship Agreement, the Company received contributions in the form of cash or Bitcoin. In return, the Sponsors were eligible to receive repayment in the form of cash and cryptographic tokens that provide usability in our Catenis Enterprise product. The cash payment associated with each Sponsorship Agreement was variable and based on the amount of proceeds raised by the Company through the crowd sale campaign, in which the Company sold the cryptographic tokens in exchange for cash or cryptocurrency. The number of cryptographic tokens to be issued to each Sponsor is calculated as half of the Sponsor’s contribution amount divided by a price per cryptographic token equal to 65% of the crowd sale issuance price of a cryptographic token on the day of the crowd sale launch. Such obligation was contingent on the completion of the crowd sale. The crowd sale campaign began on June 27, 2018 and was completed on August 1, 2018 and raised $1,875. The Company was obligated to pay down the Sponsorship loans upon the completion of the crowd sale campaign.

The Company accounts for the Sponsorship Agreements as liabilities at fair value with changes in the fair value recognized through earnings each reporting period. The cumulative fair value of our liability associated with the Sponsorship Agreements as of December 31, 2018 was $244,627 and was determined based on the amount of each sponsor’s contribution and the price at which our cryptographic tokens were sold during our crowd sale campaign.

In March 2019, we executed mutual rescission and release agreements (“Release Agreements”) with all the Sponsors but one. In accordance with the Release Agreements, the Company and the Sponsors agreed to unwind and rescind each party’s obligations associated with the Sponsorship Agreements. As such, the Company repaid each Sponsor the amount of their original contribution. This resulted in a loss on extinguishment of the liabilities of $68,773 which is recorded in Other Expense (Income) within the Condensed Consolidated Statement of Operations. No cryptographic tokens, including the BCOT Tokens, were ever issued to the Sponsors. Upon execution of the Release Agreements, the associated Sponsorship Agreements were terminated.

The liability associated with the one outstanding Sponsorship Agreement as of June 30, 2020 and December 31, 2019 was determined to be $20,000 and was determined based on the ongoing legal matter (see Note 8 for further details).

U.S. Small Business Administration Loan and Advance

On April 16, 2020, the Company received a loan under the U.S. Small Business Administration’s Paycheck Protection Program from Citibank, N.A. related to the COVID-19 crisis in the amount of $40,900 (the “PPP loan”). Under the PPP loan, the loan has a fixed interest rate of 1% per annum, a maturity date two years from the date of the funding of the loan, and deferral of payments for six months. Pursuant to the terms of the PPP loan, the Company may apply for forgiveness of the loan in an amount equal to the sum of the following costs incurred by the Company during period beginning on the date of first disbursement of the loan and ending on the earlier of (a) the date that is 24 weeks after the date of funding or b) December 31, 2020: payroll costs, any payment of interest on a covered mortgage obligation, payment on a covered rent obligation, and any covered utility payment. The amount of PPP loan forgiveness shall be calculated in accordance with the requirements of the Paycheck Protection Program, including the provisions of Section 1106 of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), although no more than 40% of the amount forgiven can be attributable to non-payroll costs. The Company intends to use the proceeds for purposes consistent with the PPP and expects the loan to be forgiven. Until approval of forgiveness is obtained, the Company has recorded this within Paycheck Protection Program Loan on the Condensed Consolidated Balance Sheets.

In addition to the SBA Loan, the Company received an advance of $2,000 ($1,000 per eligible employee). This advance was from the Small Business Administration Economic Injury Disaster Loans (“EIDL Advance”). The Company intends to use the proceeds for purposes consistent with the PPP loan and expects the EIDL Advance to also be forgiven. Until approval of forgiveness is obtained, the Company has also recorded this within Paycheck Protection Program Loan.

Note 7 – Income Taxes

The Company’s effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s effective tax rate was 0% for the three and six months ended June 30, 2020 and 2019. The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for the three and six months ended June 30, 2020 and June 30, 2019 was primarily due to recognizing a full valuation allowance on deferred tax assets.

The Company determined that, based on all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses to date, it was more likely than not that none of its deferred tax assets would be realized and therefore it continued to record a full valuation allowance as of June 30, 2020. As a result, there is no provision for income taxes other than state minimum taxes.

The net operating losses generated to date will carryforward indefinitely. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income.

The Company has no uncertain tax positions related to federal and state income taxes. The 2016 and subsequent federal and state tax returns for the Company remain open for examination. In the event that the Company is assessed interest or penalties at some point in the future, it will be classified in the financial statements as tax expense.

On March 27, 2020, the President of the United States signed the Coronavirus Aid Relief and Economic Security Act ( “CARES Act”). The CARES Act provides several provisions that effect businesses from an income tax perspective. Due to the history of the tax losses, most of the CARES Act provisions have no current benefit to the Company.

Note 8 – Commitments and Contingencies

Legal Proceedings

The Company may be involved in various lawsuits, claims and proceedings incidental to the ordinary course of business. The Company accounts for such contingencies when a loss is considered probable and can be reasonably estimated.

SEC Settlement

On December 18, 2019, the Company entered into a settlement agreement with the SEC (the “Settlement Agreement”) related to the determination by the SEC that BCOT Tokens were “securities”.

Pursuant to the Settlement Agreement, the Company agreed to the following:

•	File a Form 10 to register the BCOT Tokens as a class of securities and maintain timely filings of all reports required by Section 13(a) of the Securities Act of 1934 for at least one year from the date the Form 10 becomes effective (the “Effective Date”) and continue these filings until the Company is eligible to terminate its registration.
•	Distribute a refund claim form to any person or entity that purchased BCOT Tokens in the ICO before and including July 31, 2018 to recover the consideration paid for the BCOT Tokens, including interest, as described below.
•	Provide monthly reports to the SEC which include the amount of the claims paid, and any claims not paid as well as the reasons for non-payment.
•	Pay a penalty of $250,000 to the SEC.
•	Submit to the SEC a final report of its handling of all claims received within seven months from the Effective Date of the Form 10 filing

In conjunction with the Settlement Agreement with the SEC, parties who obtained BCOT Tokens from the Company on or before July 31, 2018 (the “Potential BCOT Token Claimants”) are entitled to a refund in the amount of consideration paid, plus interest, less the amount of any income received thereon. The Company must distribute by electronic means claim forms to the Potential BCOT Token Claimants within 60 days of the filing (the “Rescission Offer”) of the Company’s registration statement on Form 10 or the date that the Form 10 becomes effective, whichever is sooner. The deadline to distribute the Claim Forms to investors was July 31, 2020. The Potential BCOT Token Claimants must submit claims forms within three months of this date (the “Claim Form Deadline”). The Company must settle all valid claims within three months of the Claim Form Deadline.

The total amount of Digital Assets and cash received from the Potential BCOT Token Claimants was initially recorded as a liability (BCOT Token Delivery Obligation) in the accompanying Condensed Consolidated Balance Sheets. The Company believes the amount payable as of June 30, 2020 is $12,974,340, consisting of the amount received from customers of $12,473,200, plus interest of $540,023, less amounts refunded of $38,883. The Company believes the amount payable as of December 31, 2019 is $12,935,333, consisting of the amount received from customers of $12,473,200, plus interest of $501,016, less amounts refunded of $38,883. The Company has recorded the liability in BCOT Token Refund Liability and the interest component in Accounts Payable and Accrued Expenses on the Condensed Consolidated Balance Sheets.

The amount of interest the Company will be obligated to pay is dependent upon the amount of valid refund claims submitted by the Potential BCOT Token Claimants. As a result of all payments received for BCOT Tokens being considered a refund liability, the Company has accrued interest of $540,023 and $501,016 as of June 30, 2020 and December 31, 2019, respectively, related to those potential refund claims using the One Year Treasury yield for the applicable periods cash and Digital Assets were held.

In addition, if certain holders of BCOT Tokens affirmatively reject or fail to accept the Rescission Offer, they may have a right of rescission under the Securities Act of 1933 (the “Securities Act”) after the expiration of the Rescission Offer. Consequently, should any offerees reject the Rescission Offer, expressly or by failing to timely return a claim, the Company may continue to be potentially liable under the Securities Act for the purchase price or for certain losses if the BCOT Tokens have been sold. It may also be possible that by not disclosing that the BCOT Tokens were unregistered, and that they may face resale or other limitations, the Company may face contingent liability for noncompliance with applicable federal and state securities laws. Additionally, the Company may pay additional fines or penalties or other amounts in other jurisdictions.

With regards to the penalty of $250,000, the Company recorded the expense in April 2019, upon receipt of the communications from the SEC. It was determined that a financial penalty was probable and could be estimated based on the communications received.

Sponsor Litigation

One of the Sponsors who executed a Sponsorship Agreement with the Company in the amount of $20,000 has filed suit against the company asserting claims of breach of contract. The amount of monetary damages sought is unclear from the complaint. The Company believes the claims are without merit and seeks to dismiss the case and to contest the matter as may be required. The Company believes that the potential loss in this case is the $20,000 per the Sponsorship Agreement and continues to accrue the Sponsorship Liability.

Other than with respect to the matters described above, we are not aware of any pending or threatened claims that we violated any federal or state securities laws. However, we cannot assure you that any such claim will not be asserted in the future or that the claimant in any such action will not prevail. The possibility that such claims may be asserted in the future will continue until the expiration of the applicable federal and state statutes of limitations. If the payment of additional rescission claims or fines is significant, it could have a material adverse effect on our cash flow, financial condition or prospects and the value of the BCOT Tokens.

Note 9 – Related Party Transactions

In the ordinary course of business, the Company has contracted entities that are owned or operated by the Company’s officers for software development. In the opinion of management, these transactions were made on substantially the same terms as comparable transactions. During the three and six months ended June 30, 2020 and 2019, the Company paid $34,534 and $69,053, respectively, and $34,588 and $69,097, respectively, to related parties for software development and consulting services. As of June 30, 2020, and December 31, 2019, respectively, $11,526 and $11,511 was due to a related party, Hiades Technologia LTDA, for software development services performed and is included in Accounts Payable and Accrued Expenses in the Condensed Consolidated Balance Sheets.

Note 10 – BCOT Tokens

The BCOT Token is issued on the Bitcoin blockchain which was expected to be utilized in connection with Catenis. As part of its private pre-sale and subsequent crowd sale, the Company obtained Cash, Bitcoin, Ether, Tether, and Bitcoin Cash from November 2017 through early August 2018 totaling $12,445,318 million for BCOT Tokens which was recorded as liability within the accompanying financial statements (the “BCOT Token Delivery Obligation”).

The Company evaluated the terms of the BCOT Tokens and determined that, when sold, a BCOT Token represents an obligation of the Company with counterparties that were determined to be customers. Therefore, the Company determined that BCOT Token(s), when sold by the Company, are akin to prepayments of future services to be performed in Catenis and are treated as deferred revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 applies to contracts with customers and defines a customer as any user or reseller. As the BCOT Tokens sold are considered a prepayment for services to be performed in Catenis, they are recognized as deferred revenues until such time the services are utilized.

The following summarizes the activity related to the BCOT Token Delivery Obligation during the three and six months ended June 2019:

Balance at December 31, 2018	$12,445,318
Receipt of digital assets	—
Receipt of cash	—
Delivery of BCOT Tokens	(12,445,318)
Balance at March 31, 2019	$—
Receipt of digital assets	—
Receipt of cash	—
Delivery of BCOT Tokens	—
Balance at June 30, 2019	$—

The delivery of the Token prompted the SEC investigation, which resulted in the SEC settlement discussed in Note 8 and the BCOT Token Refund Liability.

Note 11 - Equity

In May 2020, the Company amended the Certificate of Incorporation of BCoT to increase the authorized shares to sixty million, consisting of fifty million shares of common stock, par value $0.0001 per share, and ten million shares of preferred stock, par value of $0.0001 per share. Previously, only five million common stock shares were authorized and no preferred shares. Except as otherwise provided by law, the shares of stock of BCoT, regardless of class, may be issued by the Company from time to time in such amounts, for such consideration and for such corporate purposes as the Board of Directors may from time to time determine.

Note 12 – Subsequent Events

As detailed in these financial footnotes, the Company had until July 31, 2020 to mail out Claims Forms to investors that purchased the BcoT Tokens in the Offering. On July 28, 2020, the Securities and Exchange Commission granted the Company an extension of three weeks, or August 21, 2020, to mail out the Claims Forms to investors.

The Company has evaluated subsequent events through August 17, 2020 , which is the date the Condensed Consolidated Financial Statements were available to be issued. Any material subsequent events that occurred during this time have been properly recognized or disclosed in the Condensed Consolidated Financial Statements and accompanying notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, cybersecurity, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

We were originally incorporated as Blockchain of Things, Inc. in Delaware on July 15, 2015. We are a technology company established to develop and implement blockchain technology, specifically by providing a platform, or web services layer, designed to improve upon existing blockchain technology, including its security and ease of use.

From December 2017 through July 2018, we offered (the “Offering”) and sold digital tokens (“BCOT Tokens” or “tokens”). BCOT conducted the Offering of BCOT Tokens to raise capital to develop and implement its business plan, which included further developing and maintaining its second layer bitcoin blockchain integration technology platform, called “Catenis Enterprise” and “Catenis Services” (collectively, “Catenis”). Blockchain of Things ultimately raised more than $12 million worth of digital assets through the Offering. It did not register the Offering pursuant to the federal securities law, nor did it qualify for an exemption to the registration requirements.

As a result of our failure to register the Offering or qualify for a valid exemption, the Division of Enforcement at the SEC initiated cease-and-desist proceedings against us under Section 8A of the Securities Act of 1933, as amended (the “Securities Act”). We submitted an offer of settlement (the “Offer”) that the SEC accepted into an order (the “Order”) on or about December 18, 2019.

As part of that Order, we were required to register our BCOT Tokens with the SEC on Form 10 under the Securities Exchange Act of 1934, as amended. On June 1, 2020, we filed the Form 10 with the SEC and, as a result, we are now an SEC reporting issuer.

As stated above, our core product offering is Catenis Services, which acts as a platform on which third-party developers will be able to build applications using Catenis’ core functionality (e.g., secure messaging, smart-assets, etc.) as a building block.

The Catenis platform makes it easier for third-party developers and tinkerers to build new software or integrate existing software with blockchain capabilities. This is done by using Catenis’ connectivity points called Application Programming Interfaces (APIs). Catenis’ core functionality is made available via these connectivity points. They are; peer-to-peer secure messaging, contents logging (files, movies, music, etc.) to the blockchain, creation, and transfer of smart-assets (commonly referred to as tokens), administrative rights management of both messaging and logging, and notification of interactions with the blockchain. All collectively called Catenis services. These services can be used to add additional functionality to new software or enhance existing software.

Catenis uses a credit system called “Catenis Service Credits” (Credits) to control the expense it incurs by using the bitcoin blockchain. It is an internal system of accounting for each customer’s account. Credits are not controlled via a central database for accounting as this would make the system centralized and vulnerable to a coordinated centralized attack rendering all connectivity points inoperable. To keep the system resilient and decentralized these credits are instead encoded (in binary) within the blockchain (in a technical part of the blockchain called inputs/outputs). They are specifically encoded on the address(s) assigned to the 3rd party software that is using the services Catenis provides. Standard Tokens on the bitcoin blockchain are created in the same way, they are also encoded (in binary) within the blockchain. BCOT tokens are bitcoin blockchain tokens. A BCOT token, when accepted by the system, converts one-to-one to a Catenis credit for a given customer account. The distinction, while subtle, is significant, when a customer’s account receives a Catenis credit, this credit is now internal to the platform, used as a unit of account, gets destroyed upon usage, and does not have the ability to leave the platform. In other words, they cannot be accessed or transferred in any way externally.

Catenis service credits are destroyed and used as a unit of account for when bitcoins are spent by the system to pay for a Catenis paid service (i.e.: logging to the blockchain, sending a transaction message, etc.). The cost of the service is expressed in bitcoins because the bitcoin blockchain fees are paid in bitcoins. These fees are not fixed and fluctuate based on the price of bitcoin and the fee market. The system takes the current BCOT tokens price (in dollars) and the current bitcoin price (also in dollars) and calculates the amount of Catenis service credits required to pay the service cost. By using this proprietary technology, we can achieve decentralization for a system of accountability that typically requires a centrally vulnerable database.

When using Catenis to integrate with the bitcoin blockchain via its connectivity points (APIs) it significantly reduces the cost, difficulty, and time for developers. developers need only send a message to the message API and Catenis will automatically encrypt the message, calculate the cost of the message, Pay the cost, produce a message signature (Hash), place that signature into a bitcoin transaction for auditing, place the content of the message (file, Music, Video, etc.) into a globally distributed file system, log to the blockchain when the message was read and notify the sending party. Also, a developer never needs to buy, hold, or secure bitcoins reducing liability for our customers. Catenis does not only do this for message sending it does the same for recording of immutable data to the blockchain, creating digital assets (Tokens) and across the set of all our services. One call to our APIs and Catenis HANDLES THE difficult interactions with the blockchain on behalf of the developer.

Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019

Revenues

We are a start-up company and have not generated any significant revenues for the three months ended June 30, 2020 and 2019. We can provide no assurance that we will generate sufficient revenues from our Catenis platform to sustain a viable business operation. In order to generate revenues, we must first continue to sell our platform and market our services.

Operating Expenses

We incurred operating expenses in the amount of $349,199 for the three months ended June 30, 2020, as compared with $163,425 for the same period ended 2019. We incurred operating expenses in the amount of $510,873 for the six months ended June 30, 2020, as compared with $297,834 for the same period ended 2019. Our operating expenses for all periods consisted of selling, general and administrative expenses. The detail by major category is reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Salaries, Wages, & Benefits	$82,509	82,353	165,731	165,024
Stock-based Compensation	2	2	4	3
Professional Fees	40,431	33,408	73,436	47,488
Board Fees	—	—	—	—
Investor Relations	—	—	—	—
Consultants	182,225	—	187,225	—
Advertising and Promotion	—	1,049	—	1,049
Depreciation and Amortization	426	426	852	852
Development and Maintenance	34,534	34,511	69,053	57,515
Office, Facility, and Other	5,531	9,072	10,649	22,526
Travel and Entertainment	3,541	2,604	3,923	3,377

Total Operating Expense	$349,199	163,425	510,873	297,834

The increase of $27,265 in our selling, general and administrative expenses for the six months ended June 30, 2020 versus the same period ended 2019 is largely the result of an increase in spending on professional and legal fees. In 2020 and 2019, our professional fees were largely related to legal fees in connection with the SEC investigation and subsequent order that was issued by the Division of Enforcement at the SEC. For the rest of 2020, we expect that our legal fees will decrease as a result of our settlement with the SEC. However, we will have to incur legal and accounting fees associated with becoming a reporting issuer with the SEC, and the full extent of those expenses are largely unknown at present as we embark on filing our Form 10 and responding to SEC inquires of that filing.

Other Income/Expenses

We had other expenses of $52,393 for the three months ended June 30, 2020, as compared with other income of $583,385 for the same period ended 2019. We had other expenses of $77,413 for the six months ended June 30, 2020, as compared with other income of $657,405 for the same period ended 2019.

Our other expenses for the six months ended June 30, 2020 is the result of a $116,717 loss on the sales of Digital Assets, offset by interest expense of $39,304. Our other expense for the six months ended June 30, 2019 is largely the result of a $397,882 in interest expense and legal settlement of $250,000.

Net Income/Net Loss

We incurred a net loss in the amount of $296,806 for the three months ended June 30, 2020, as compared with a net loss of $746,810 for the same period ended 2019. We incurred a net loss in the amount of $433,460 for the six months ended June 30, 2020, as compared with a net loss of $954,889 for the same period ended 2019. Our losses for each period are attributable to operating expenses and other expenses, together with a lack of any substantial revenues.

Liquidity and Capital Resources

As of June 30, 2020, we had total current assets of $1,608,249, mainly consisting of digital assets, compared with current liabilities of $13,285,682, resulting in a working capital deficit of $11,677,433. This represents an increase from our working capital deficit of approximately $11,423,956 at March 31, 2020.

Operating activities used $440,667 in cash for the six months ended June 30, 2020, as compared with $369,700 for the same period ended 2019. Our negative operating cash flow for both periods was mainly the result of our net losses.

Investing activities provided $406,610 in cash for the six months ended June 30, 2020, as compared with $568,594 for the same period ended 2019. Our positive investing cash flow for both periods is the result of proceeds from the disposal of digital assets.

Financing activities provided $37,904 in cash for the six months ended June 30, 2020, as compared with $279,240 used for the same period ended 2019. Our positive financing cash flow for six months ended June 30, 2020 was the result of PPL loans. Our negative financing cash flows for the same period ended 2019 was the result of repayments of sponsorship loans and promissory notes.

All expenditures discussed above in this section have been paid for by the proceeds of the sale of the BCOT Tokens. There is no assurance that we will be successful in obtaining funding or generating revenues sufficient to satisfy claims submitted pursuant to the Claims Process.

We have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Claims Process

On December 18, 2019, the Company entered into the SEC Settlement Agreement with the SEC related to the determination by the SEC that BCOT Tokens were securities. In conjunction with the SEC Settlement Agreement, parties who obtained BCOT Tokens from the Company on or before June 31, 2018 (the “Potential BCOT Token Claimants”) are entitled to a refund in the amount of consideration paid, plus interest, less the amount of any income received thereon (the “Claims Process”). We expect to calculate interest by using the average yield of the 1-year US Treasury note which for December 2019 is 1.55%. The SEC Settlement Agreement required the Company to distribute by electronic means claim forms to the Potential BCOT Token Claimants within 60 days of the filing of the Company’s registration statement on Form 10 or on the date 7 days after the Form 10 becomes effective (the effective date), whichever is sooner. On July 28, 2020, the SEC granted the Company an extension of three weeks, or until August 21, 2020, to mail out the Claims Forms to Potential BCOT Token Claimants, The Potential BCOT Token Claimants must submit claims forms by the claim form deadline; which shall be the earlier of three (3) months from the date that the Division of Corporation Finance notifies Respondent that the Division’s review of the Form 10 has been concluded or six (6) months from the Effective Date.

The total amount received in the ICO from the Potential BCOT Token Claimants was approximately $12 million which, upon receipt, was initially recorded as a liability (BCOT obligation) in the accompanying consolidated balance sheets. The total payments related to Claims Process could exceed the BCOT Token obligation reported in our consolidated balance sheets, however, a reasonable estimate of the possible losses or range of possible losses cannot be made at this time. The Company believes that the maximum amount payable is the amount received in the ICO (approximately $12.4 million) plus interest.

No claims will be paid prior to the Claim Form Deadline. Subsequent to the Claim Form Deadline, the Company will begin to pay all valid refund claims. As of July 19, 2020, the maximum aggregate amount we could pay in satisfaction of claims if we liquidated all the digital assets we currently have on hand is USD 3,454,854.61. If the Company has a sufficient amount of cryptocurrency on hand, all valid refund claims will be paid in full. If the Company does not have a sufficient amount of cryptocurrency on hand to pay all valid refund claims, depending on the shortfall, the Company intends to seek funding from outside investors (either through the sale of additional equity or otherwise) or seek debt financing from third-party lenders. In this case, all valid refund claims will be partially paid, on a pro rata basis, until we can obtain additional financing, and all unpaid amounts will continue to accrue interest until paid in full. We expect to calculate interest by using the average yield of the 1-year US Treasury note which for December 2019 is 1.55%. Such additional financing (whether debt or equity) may not be available on favorable terms, or at all, and could increase the Company’s debt balance and result in significant expense to the Company. Any shortfall from our ability to address all claims could cause the company to seek bankruptcy protection.

All claims will be paid in U.S. Dollars or the digital currency in which original payment was made to the Company, based upon the amount of fiat or digital currency paid to the Company at the time of the BCOT token purchase to the originating address the payment was made from.

In the event the Company is unable to raise additional debt or equity financing, we may:

1.	have to cease operations, in which case we may file a petition for bankruptcy in U.S. Bankruptcy Court under Chapter 7, whereby a trustee will be appointed to sell off our assets, and the money will be used to pay off our debts in order of their priority. Your priority, as a BCOT Token holder seeking a refund claim, should be equal to all of the Company’s other unsecured creditors; or

2.	file a petition for bankruptcy in U.S. Bankruptcy Court under Chapter 11 to restructure our debt, including our debt to you, as a BCOT Token holder seeking a refund claim. Your priority, as a BCOT Token holder seeking a refund claim, should be equal to all of the Company’s other unsecured creditors. The Chapter 11 reorganization plan will describe your rights as a BCOT Token holder and what you can expect to receive, if anything, from the Company.

While we are uncertain whether any U.S. Bankruptcy Court has rendered any decision with respect to the treatment of tokens or digital assets in a bankruptcy context, we believe BCOT Tokens should not be viewed as analogous to more traditional securities (i.e. capital stock, debt securities, warrants, etc.) as the BCOT Tokens currently lack the traditional features of such securities. For example, the BCOT Tokens do not currently convey any dividend, distribution, voting, liquidation or preemption rights to their holders. Similarly, BCOT Token holders have no property, license or other right whatsoever with respect to any software that now exists or may ever be developed by the Company.

In addition, if certain holders of BCOT Tokens affirmatively reject or fail to accept the Claims Process, they may have a right of rescission under the Securities Act after the expiration of the Claims Process. Consequently, should any offerees reject the Claims Process, expressly or by failing to timely return a claim, we may continue to be potentially liable under the Securities Act for the purchase price or for certain losses if the BCOT Tokens have been sold. It may also be possible that by not disclosing that the BCOT Tokens were unregistered, and that they may face resale or other limitations, we may face contingent liability for noncompliance with applicable federal and state securities laws. Additionally, the Company may be required to pay additional fines, penalties or other amounts in other jurisdictions.

Financial Condition and Management’s Plans

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company believes that its ability to continue operations depends on its ability to generate revenues and obtain funding that will be sufficient to sustain its operations until it rolls out its core product offerings and achieve profitability and positive cash flows from operating activities.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results. The consolidated financial statements do not include any adjustments related to this uncertainty and as to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

The Company’s management has taken several actions in an effort to secure funding and generate revenue streams including:

Attended various meeting with interested investors that are vetting out the company to buy tradition stocks in it. Approached a licensed Broker and are in discussions with the brokerage agency on different ways to raise additional capital. It has added 4 additional offerings to the product line making the platform robust and giving more options to the market place. It is relaunching with a new website and marketing to various different segments of the industry verticals.

The Company estimates cash needs for the next 12 months will approximate $950,000.00 without considering the expenditures related to the Claims Process. The source of funds to cover these estimated expenditures will be from our current cash availability, revenue from business operations and financing efforts.

The Company has been evaluating raising additional capital and considering other actions that may yield additional funding to cover any remaining cash needs, including amounts potentially due for the Recession Offer. Further, the Company’s management can implement expense reductions, as necessary. The company is re-launching its platform product in addition to 4 third party integration offerings. It has also re-engineered part of the product allowing regular consumers to use the platform without the need to purchase or hold BCOT Tokens. However, there is no assurance that the Company will be successful in obtaining funding or generating revenues sufficient to fund operations.

Off Balance Sheet Arrangements

As of March 31, 2020, there were no off-balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate our continuation as a going concern. However, we have limited revenues from inception through June 30, 2020. We currently have negative working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that we will be dependent, for the near future, on additional investment capital to fund operating expenses. We intend to position the company so that we may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our critical accounting policies are set forth in Note 3 to the financial statements.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are not required to provide the information required by this Item.

 Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses which have caused management to conclude that our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2020: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

SEC Settlement

In conjunction with the SEC Settlement Agreement, Potential BCOT Token Claimants are entitled to a refund in the amount of consideration paid, plus interest, less the amount of any income received thereon. We expect to calculate interest by using the average yield of the 1-year US Treasury note which for December, 2019 is 1.55%. The SEC Settlement Agreement required the Company to distribute by electronic means claim forms to the Potential BCOT Token Claimants within 60 days of the filing of the Company’s registration statement on Form 10 or on the date 7 days after the Form 10 becomes effective(the effective date), whichever is sooner; The Potential BCOT Token Claimants must submit claims forms by the claim form deadline; said Claim Form Deadline shall be the earlier of three (3) months from the date that the Division of Corporation Finance notifies Respondent that the Division’s review of the Form 10 has been concluded or six (6) months from the Effective Date.

Specifically, pursuant to the Order of the SEC, our Company agreed to the following:

1)	File a press release within 14 days of the Order.

2)	File this Registration Statement within 120 days of the Order.

3)	Distribute a claim form and post the same to our website no later than 60 calendar days after the date of the filing of this Registration Statement, or on the date 7 days after the Registration Statement becomes effective, whichever date is sooner, informing all persons and entities that purchased BCOT Tokens from us of their potential claims under Section 12(a) of the Securities Act, including the right to sue to recover the consideration paid for the BCOT Tokens with interest thereon and further informing purchasers that they may submit the written claim form to us within 3 months (the “Claim Form Deadline”). On July 28, 2020, the SEC granted the Company an extension of three weeks, or until August 21, 2020, to mail out the Claims Forms to Potential BCOT Token Claimants,

4)	Maintain the Registration and make timely reports under the Securitas Exchange Act of 1934, as amended (the “Exchange Act”) at least until the later of (1) the Claims Form Deadline; (2) such time as we have filed all reports required for the fiscal year within which the Registration Statement became effective; and (3) such time as we are eligible to terminate our registration pursuant to Rule 12g-4 under the Exchange Act.

5)	Pay the amounts due under Section 12(a) of the Securities Act to each purchaser using the claim form within 3 months of the Claim Form Deadline.

6)	Submit to the SEC a monthly report of the claims received and the claims paid.

7)	Submit a final report of the handling of all claims within 7 months.

8)	Pay a civil monetary penalty in the amount of $250,000.00 to the SEC.

On April 14, 2020, we requested that the Division of Enforcement at the SEC grant us an extension of time to file our Form 10 registration statement. On April 15, 2020, the SEC granted our request for an extension of 46 additional days. Accordingly, we are required to file the Form 10 registration statement by no later than June 1, 2020.

The total amount of Digital Assets received from the Potential BCOT Token Claimants was approximately $12M which, upon receipt, was recorded as a liability (BCOT obligation) in the accompanying consolidated balance sheets. The total payments related to the Claims Process could exceed the BCOT obligation reported in our consolidated balance sheets, however a reasonable estimate of the possible losses or range of possible losses cannot be made at this time. Our Company believes that the maximum amount payable is the amount received in the ICO (approximately $12.4 million) plus interest. We expect to calculate interest by using the average yield of the 1-year US Treasury note which for December, 2019 is 1.55%.

No claims will be paid prior to the Claim Form Deadline. Subsequent to the Claim Form Deadline, our Company will begin to pay all valid refund claims. If our Company has a sufficient amount of cash on hand, all valid refund claims will be paid in full. If the Company does not have a sufficient funds on hand to pay all valid refund claims, depending on the funds shortfall, the Company intends to seek funding from outside investors (either through the sale of additional equity or otherwise) or seek debt financing from third-party lenders. In this case, all valid refund claims will be partially paid, on a pro rata basis, until we can obtain additional financing, and all unpaid amounts will continue to accrue interest until paid in full. Such additional financing (whether debt or equity) may not be available on favorable terms, or at all, and could increase our Company’s debt balance and result in significant expense to our Company.

In the event our Company is unable to raise additional debt or equity financing, we may:

1.	have to cease operations, in which case we may file a petition for bankruptcy in U.S. Bankruptcy Court under Chapter 7, whereby a trustee will be appointed to sell off our assets, and the money will be used to pay off our debts in order of their priority. Your priority, as a BCOT Token holder seeking a refund claim, should be equal to all of the Company’s other unsecured creditors; or

2.	file a petition for bankruptcy in U.S. Bankruptcy Court under Chapter 11 to restructure our debt, including our debt to you, as a BCOT Token holder seeking a refund claim. Your priority, as a BCOT Token holder seeking a refund claim, should be equal to all of the Company’s other unsecured creditors. The Chapter 11 reorganization plan will describe your rights as a BCOT Token holder and what you can expect to receive, if anything, from the Company.

While we are uncertain whether any U.S. Bankruptcy Court has rendered any decision with respect to the treatment of tokens or digital assets in a bankruptcy context, we believe BCOT Tokens should not be viewed as analogous to more traditional securities (i.e. capital stock, debt securities, warrants, etc.) as the BCOT Tokens currently lack the traditional features of such securities. For example, the BCOT Tokens do not currently convey any dividend, distribution, voting, liquidation or preemption rights to their holders. Similarly, BCOT Token holders have no property, license or other right whatsoever with respect to any software that now exists or may ever be developed by the Company.

In addition, if certain holders of BCOT Tokens affirmatively reject or fail to accept the Claims Process, they may have a right of rescission under the Securities Act after the expiration of the Claims Process. Consequently, should any offerees reject the Claims Process, expressly or by failing to timely return a claim, we may continue to be potentially liable under the Securities Act for the purchase price or for certain losses if the BCOT Tokens have been sold. It may also be possible that by not disclosing that the BCOT Tokens were unregistered, and that they may face resale or other limitations, we may face contingent liability for noncompliance with applicable federal and state securities laws. Additionally, the Company may be required to pay additional fines, penalties or other amounts in other jurisdictions.

As a result of filing our initial registration statement on Form 10, we are now subject to the requirements of Section 13(a) of the Exchange Act, including the rules and regulations promulgated thereunder, which requires us, among other things, to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and we are required to comply with all other obligations of the Exchange Act applicable to issuers filing registration statements pursuant to Section 12(g) of the Exchange Act. Further, as described above, pursuant to the Settlement Agreement and Order, our Company agreed to, among other things, file a Form 10 to register the BCOT Tokens as a class of securities and maintain timely filings of all reports required by Section 13(a) of the Exchange Act for at least one year from the Effective Date and continue these filings until the Company is eligible to terminate its registration.

Other than with respect to our settlement with the SEC, we are not aware of any pending or threatened claims that we violated any federal or state securities laws. However, we cannot assure you that any such claim will not be asserted in the future or that the claimant in any such action will not prevail. The possibility that such claims may be asserted in the future will continue until the expiration of the applicable federal and state statutes of limitations. If the payment of rescission claims or fines is significant, it could have a material adverse effect on our cash flow, financial condition or prospects and the value of the BCOT Tokens.

New York Litigation

Rahul Manchanda v. Blockchain of Things, Inc., Index No. 656523/2019, New York County, NY Supreme Court (filed November 5, 2019)

The Plaintiff, Rahul Manchanda, has alleged claims for breach of contract, the covenant of good faith and fair dealing, and requested an accounting from BCoT. The amount of monetary damages sought is unclear from the complaint, although it asserts that the Plaintiff invested $20,000 with BCoT to launch a crowdfunding campaign and that “defendant is required to pay to plaintiff his pro rata portion of the gains on his investment as set forth in the Contract.” BCoT contacted the insurance company about this litigation and coverage was rejected.

On December 3, 2019, BCoT filed a motion to dismiss the claims on the grounds of res judicata (the Plaintiff filed and voluntarily dismissed with prejudice the very same claims in a federal court action); lack of ripeness (the crowdfunding campaign has not been completed because of the SEC investigation); the amount in controversy (the $20,000 investment) does not meet the $25,000 jurisdictional threshold for the court in which the Plaintiff filed the case. On January 2, 2020, the Plaintiff filed an opposition to the motion to dismiss and on January 6, 2020 BCoT filed a reply brief. This motion is thus fully briefed and awaiting a decision form the Court. No discovery has been requested by either party.

BCoT believes that the Plaintiff’s claims are without merit and there is a high likelihood that the claims will be dismissed, or at the very least, stayed by the Court until the outcome of the SEC settlement and claims distribution process has been completed. BCoT intends to vigorously contest this matter and has no plans to settle out of court at this time.

Item 1A: Risk Factors

See risk factors included in our Form 10 Registration Statement, as amended, filed with the SEC on July 27, 2020.

Our business, results of operations, and our financial condition may be further impacted by the outbreak of COVID-19 and such impact could be materially adverse.

The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption. The extent to which the coronavirus pandemic impacts our business, operations, and financial results is uncertain and will depend on numerous evolving factors that we may not be able to accurately predict, including:

▪	the duration and scope of the pandemic;

▪	governmental, business and individual actions taken in response to the pandemic and the impact of those actions on global economic activity;

▪	the actions taken in response to economic disruption;

▪	the impact of business disruptions;

▪	the increase in business failures that we may utilize as industry partners and the customers we serve;

▪	uncertainty as to the impact or staff availability during and post the pandemic; and

▪	our ability to provide our services, including as a result of our employees or our customers and suppliers working remotely and/or closures of offices and facilities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Extensible Business Reporting Language (XBRL).

**  Provided herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blockchain of Things, Inc.
Date: August 18, 2020
	By:	/s/ Andre De Castro
Andre De Castro
	Title:	Chief Executive Officer, Principal Executive Officer, and Director

Blockchain of Things, Inc.
Date: August 18, 2020
	By:	/s/ Deborah de Castro
Deborah de Castro
	Title:	Chief Financial Officer, VP of Operations, Secretary, Treasurer Principal Financial Officer, Principal Accounting Officer and Director

