Form 10-Q
period 2020-09-30
Blockchain of Things, Inc.
filed 2020-11-09
CIK 1813793

x

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,484,662 common shares as of October 28, 2020.

Securities registered pursuant to Section 12(b) of the Act: None.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

Page Number
1	Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019;
2	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 (unaudited);
3	Condensed Consolidated Statements of Stockholders’ Deficit for the three and nine months ended September 30, 2020 and 2019 (unaudited)
4	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (unaudited);
5	Notes to Condensed Consolidated Financial Statements (unaudited).

3

BLOCKCHAIN OF THINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash	$24,597	$30,134
Prepaid Expenses and Other Current Assets	293	2,933
Digital Assets	1,430,841	1,862,988
Total Current Assets	1,455,731	1,896,055

Non-current Assets:
Property and Equipment, net	1,421	2,700
Total Assets	$1,457,152	$1,898,755

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable and Accrued Expenses	$646,551	$714,468
Current Portion of Convertible Notes	—	15,000
Sponsorship Loans Payable	20,000	20,000
BCOT Token Refund Liability	12,434,317	12,434,317
Total Current Liabilities	13,100,868	13,183,785

Long-term Liabilities:
Paycheck Protection Program Loan	42,900	—
Total Liabilities	13,143,768	13,183,785

Commitments and Contingencies (Note 8)

Stockholders' Equity (Deficit):
Common stock; par value $0.0001; 50,000,000 shares authorized; 4,484,662 shares issued and outstanding as of September 30, 2020; 5,000,000 shares authorized; 4,358,079 shares issued and outstanding as of December 31, 2019	449	436
Preferred stock; par value $0.0001; 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2020; 0 shares authorized; 0 shares issued and outstanding as of December 31, 2019	—	—
Additional Paid-in Capital	437	437
Accumulated Deficit	(11,687,502)	(11,285,903)
Total Stockholders' Deficit	(11,686,616)	(11,285,030)
Total Liabilities and Stockholders' Deficit	$1,457,152	$1,898,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLOCKCHAIN OF THINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue, net	$—	$—	$—	$350

Operating Expenses:
Selling, General and Administrative	203,255	155,070	714,128	452,904
Impairment of Digital Assets	—	5,609	—	5,609
Total Operating Expenses	203,255	160,679	714,128	458,513

Loss From Operations	(203,255)	(160,679)	(714,128)	(458,163)

Other (Income) Expense:
Legal Settlement	—	—	—	250,000
Gain on Sale of Digital Assets	(239,494)	(83,356)	(356,211)	(142,606)
Loss on Extinguishment of Debt	—	—	—	68,773
Interest Expense	4,378	84,237	43,682	482,119
Other (Income) Expense, net	(235,116)	881	(312,529)	658,286

Net Income (Loss)	$31,861	$(161,560)	$(401,599)	$(1,116,449)

NET INCOME (Loss) PER SHARE
Net Income (Loss) per share, basic	$0.01	$(0.04)	$(0.09)	$(0.25)
Net Income (Loss) per share, diluted	$0.01	$(0.04)	$(0.09)	$(0.25)
Weighted average number of shares of common stock - basic	4,443,100	4,250,224	4,421,371	4,421,371
Weighted average number of shares of common stock - diluted	4,601,933	4,250,224	4,421,371	4,421,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLOCKCHAIN OF THINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2019	4,358,079	436	437	(11,285,903)	(11,285,030)
Issuance of Common Stock	43,458	4	—	—	4
Net Loss	—	—	—	(433,460)	(433,460)
Balance as of June 30, 2020	4,401,537	440	437	(11,719,363)	(11,718,486)
Issuance of Common Stock	83,125	9	—	—	9
Net Loss	—	—	—	31,861	31,861
Balance as of September 30, 2020	4,484,662	449	437	(11,687,502)	(11,686,616)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2018	4,215,412	$422	$437	$(9,967,808)	$(9,966,949)
Issuance of Common Stock	27,583	2	—	—	2
Net Loss	—	—	—	(954,889)	(954,889)
Balance as of June 30, 2019	4,242,995	$424	$437	$(10,922,697)	$(10,921,836)
Issuance of Common Stock	14,458	1	—	—	1
Net Loss	—	—	—	(161,560)	(161,560)
Balance as of September 30, 2019	4,257,453	$426	$437	$(11,084,257)	$(11,083,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLOCKCHAIN OF THINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(401,599)	$(1,116,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,279	1,279
Impairment of Digital Assets	—	5,609
Realized Gain on Sale of Digital Assets	(356,211)	(142,606)
Loss on Extinguishment of Debt	—	68,773
Changes in Assets and Liabilities:
Prepaids and Other Current Assets	2,640	3,761
Accounts Payable and Accrued Expenses	(111,153)	252,801
Deferred Revenue	—	(300)
BCOT Token Refund Liability (Interest Portion)	43,236	472,164
Net cash used in operating activities	(821,808)	(454,968)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of Digital Assets	788,358	738,257

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Convertible Notes	—	(229,242)
Settlement payment on convertible notes	—	(68,773)
Repayments of Promissory Notes	(15,000)	(100,000)
Proceeds from Issuances of Common Stock	13	4
Proceeds from Paycheck Protection Program Loan	42,900	—
Net cash provided by (used) in financing activities	27,913	(398,011)

Net Change in Cash	(5,537)	(114,722)

Cash, Beginning of Period	30,134	146,889

Cash, End of Period	$24,597	$32,167

Supplemental disclosure of cash flows information:

Cash paid during the period for interest	$2,270	$9,883

Noncash activity:
Refund of BCOT sale proceeds with Digital Assets	$—	$11,001
Delivery of BCOT Tokens	$—	$(12,445,318)
Establishment of BCOT Token refund liability	$—	$12,434,317

The accompanying notes are an integral part of these condensed consolidated financial statements

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

Note 2 - Financial Condition and Management’s Plans

The Company has experienced recurring losses and negative cash flows from operations. At September 30, 2020 the Company had cash of $24,597, a working capital deficit of $11,645,137, total stockholders' deficit of $11,686,616 and an accumulated deficit of $11,687,502. Further, the Company is required to offer to refund amounts raised in the Offering as a result of an agreed upon settlement with the Securities and Exchange Commission (see Note 8). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company believes that its ability to continue operations depends on its ability to generate revenues and obtain funding that will be sufficient to sustain its operations until it markets its core product offerings and achieve profitability and positive cash flows from operating activities.

The Company’s management has taken several actions in an effort to secure funding and generate revenue streams including:

•	Added four additional offerings to the product line making the platform more robust and giving more options to the marketplace.
•	Plans to relaunch with a new website and marketing to various different segments of the industry verticals.
•	Management plans to reduce expenses.
•	Prepared offering documents for a potential offshore offering under Regulation S, promulgated under the Securities Act of 1933, as amended (the “Securities Act”).
•	Added a Director to the Company’s Board of Directors with fund raising experience to lead our efforts.
•	In discussions with a broker on ways to raise additional capital.

Any securities offered will not be or have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. There is no assurance that the Company will be successful in obtaining funding or generating revenues sufficient to fund operations.

The condensed consolidated financial statements do not include any adjustments related to this uncertainty and as to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements of BCoT and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the SEC. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited Condensed Consolidated Financial Statements are read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Form 10 for the year ended December 31, 2019. The results of operations for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year. The Consolidated Financial Statements as of December 31, 2019 are derived from audited financial statements included in the Company’s Form 10 for the year ended December 31, 2019.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates. The most significant accounting estimates inherent in the preparation of the Company's condensed consolidated financial statements includes the fair values of the BCOT Token Refund Liability and Digital assets, including the impairment assessments, as well as, estimates related to Stock Based Compensation.

Development Costs

The Company has developed and continues to enhance Catenis, a platform, or web services layer, designed to improve upon existing blockchain technology, including its security and ease of use. The technology primarily assists with four blockchain-based services: 1) message transmission, 2) message logging, 3) digital asset generation, and 4) digital asset transfer. Due to the significant hurdles during development of Catenis, technological feasibility had not been established and, therefore, all of the Company’s development costs were expensed.

BCOT Tokens Revenue Recognition

The Company issued BCOT Tokens for use by customers in Catenis. From December 2017 through early July 2018, the Company obtained Ether, Bitcoin, Bitcoin Cash and Tether from customers totaling approximately $11,863,530 and cash of $609,670 in exchange for the BCOT Tokens, of which $91,100 was received in December 2017.

The Company evaluated the terms of sale of the BCOT Tokens and determined that, when sold, a BCOT Token represents an obligation of the Company with counterparties that were determined to be customers. Therefore, the Company determined that BCOT Tokens, when sold by the Company, are akin to prepayments of future services and are treated as deferred revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”).

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

Subsequent to the distribution noted above, and pursuant to the Settlement Agreement (as defined and described further in Note 8), the Company is obligated to refund amounts raised from the sale of BCOT Tokens if valid claims are submitted and may incur other fines and penalties. As of September 30, 2020, the Company estimated the amount of refunds to be paid to claimants at $12,978,569, which includes $544,252 of accrued interest that is included in Accounts Payable and Accrued Expenses on the accompanying Condensed Consolidated Balance Sheets (see Note 8). As of December 31, 2019, the Company estimated the amount of refunds to be paid to claimants at $12,935,333, which includes $501,016 of accrued interest that is included in Accounts Payable and Accrued Expenses on the accompanying Condensed Consolidated Balance Sheets (see Note 8).

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

Fair Value Measurement

The Company’s financial instruments include cash, accounts payable, convertible debt, and sponsorship agreements. The fair values of cash, accounts payable, convertible debt, sponsorship agreements, U.S. Small Business Loan and Advance, and the BCOT Token Obligation (as defined and described further in Note 10) approximate their stated amounts because of the short maturity of these financial instruments from the balance sheet date. Our sponsorship agreements are carried at fair value and based on Level 2 inputs.

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

Intangible Assets

Digital Assets held by the Company consist of Ethers, Bitcoins and Bitcoin Cash and are included in current assets in the Condensed Consolidated Balance Sheets. Digital assets such as Bitcoins, Ethers, and Bitcoin Cash are digital currencies considered cryptocurrencies that are not fiat currencies (i.e. a currency that is backed by a central bank or a national, supra- national or quasi-national organization) and are not backed by hard assets or other credits. Digital currencies are not financial assets because they are not an ownership interest in a company, or a contract establishing a right or obligation to deliver or receive cash or another financial instrument. Since they lack physical substance and have no limit on the useful life, digital currencies are considered to be indefinite-lived intangible assets under ASC 350, Intangibles–Goodwill and Other.

Indefinite-lived intangible assets are not subject to amortization. Instead they are tested for impairment on an annual basis and more frequently if events or circumstances change that indicate that it’s more likely than not that the asset is impaired. As a result, the Company will only recognize decreases in the value of its Digital Assets, and any increase in value will be recognized upon disposition. Ether, Bitcoin, Bitcoin Cash are traded on exchanges in which there are observable prices in an active market, the Company views a decline in the quoted price below the cost to be an impairment indicator. The quoted price and observable prices for Ether, Bitcoin, and Bitcoin Cash are determined by the Company using a principal market analysis in accordance with ASC 820, Fair Value Measurement.

When the Company evaluates Ethers, Bitcoins, and Bitcoin Cash for impairment under ASC 350, Intangible – Goodwill and Other, each acquisition of Ether, Bitcoin, and Bitcoin Cash is considered a separate unit of account. The Company tracks the cost of each unit of Ether, Bitcoin, and Bitcoin Cash when received or purchased, when performing impairment testing and upon disposition either through sale or exchanged for goods or services. The realized gain or loss on sale of Digital Assets is included in a separate financial statement line item in the Condensed Consolidated Statements of Operations, while impairment of Digital Assets is included in operating expenses because of the nature of the assets.

From November 2017 through early August 2018, the Company received four types of digital currencies, Bitcoins, Ethers, Tether, and Bitcoin Cash related to its token offering (See Note 4). The Company obtains the equivalency rate of the digital currencies to USD based on a global exchange rate from public exchange Gemini.

As of September 30, 2020, and December 31, 2019, the Company’s adjusted cost basis was $1,430,841 and $1,862,988, respectively. During the three and nine months ended September 30, 2020 the Company recognized no impairment losses. During the three and nine months ended September 30, 2019 the Company recognized $5,609 of impairment losses. Please refer to Note 4 for additional information about Digital Assets.

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

For the three-month period ended September 30, 2020, the Company reported net income. Therefore, for purposes of calculating diluted net earnings per share, the weighted average number of common stock includes all potentially dilutive common shares.

For the nine-month period ended September 30, 2020 and the three and nine-month periods ended September 30, 2019, the Company reported a net loss and as a result, basic and diluted loss per common share are the same. Therefore, in calculating net loss per share amounts, shares underlying the potentially dilutive common stock equivalents were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive.

The potentially dilutive common stock equivalents at September 30, 2020 and 2019 were 158,833 and 90,417, respectively, and were not included in diluted EPS in periods in which the Company had a Net Loss, as their effect would be anti-dilutive.

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

Note 4 - Digital Assets

Changes in Digital Assets were as follows:

	Ether	Bitcoin	Bitcoin Cash	Tether	Total
Balance at December 31, 2019	$698,710	$1,163,019	$1,259	$—	$1,862,988
Sale of Digital assets	(216,309)	(7,462)	—	—	(223,771)
Balance at March 31, 2020	482,401	1,155,557	1,259	—	1,639,217
Sale of Digital Assets	(54,688)	(11,434)	—	—	(66,122)
Balance at June 30, 2020	427,713	1,144,123	1,259	—	1,573,095
Sale of Digital Assets	—	(142,254)	—	—	(142,254)
Balance at September 30, 2020	$427,713	$1,001,869	$1,259	$—	$1,430,841

	Ether	Bitcoin	Bitcoin Cash	Tether	Total
Balance at December 31, 2018	$1,286,395	$1,300,265	$1,259	$122,950	$2,710,869
Sale of Digital Assets	(170,777)	(124,002)	—	(122,950)	(417,729)
Balance at March 31, 2019	1,115,618	1,176,263	1,259	—	2,293,140
Sale of Digital Assets	(102,615)	—	—	—	(102,615)
Balance at June 30, 2019	1,013,003	1,176,263	1,259	—	2,190,525
Sale of Digital Assets	(80,526)	(5,782)	—	—	(86,308)
Impairment	(5,609)	—	—	—	(5,609)
Balance at September 30, 2019	$926,868	$1,170,481	$1,259	$—	$2,098,608

The Company recognized $239,494 and $356,211 as a net Gain on Sale of Digital assets during the three and nine months ended September 30, 2020, respectively. The Company recognized $83,356 and $142,606 as a net Gain on Sale of Digital assets during the three and nine months ended September 30, 2019, respectively.

On June 25, 2018 the Company created 553,262,386 BCOT Tokens which are not recognized on the Condensed Consolidated Balance Sheet and have zero carrying value. As of September 30, 2020, and December 31, 2019, respectively, the Company has distributed 68,922,624 BCOT Tokens to third party wallets or smart contracts and is holding 484,339,762 BCOT Tokens.

Note 5 – Accounts Payable and Accrued Expenses

Accounts Payable and Accrued Expenses consisted of the following as of:

	September 30, 2020	December 31, 2019
Accrued interest on token refund liability	$544,252	$501,016
Legal and professional services	62,426	2,000
Accrued legal settlement (Note 9)	—	187,500
Software development	26,602	11,511
Other accrued liabilities	507	8,116
Credit card payable	12,764	4,325
Total Accounts Payable and Accrued Expenses	$646,551	$714,468

Note 6 – Debt

Convertible Notes

From October 2015 through September 2017 the Company issued nine convertible promissory notes (“Convertible Notes”). The maturity dates of the Convertible Notes ranged from October 16, 2017 to September 20, 2020. The Convertible Notes are convertible into common stock or preferred stock, depending on the contingent event that results in their conversion. The Convertible Notes bear interest at 5% per annum and were each issued at par value with an immaterial amount of debt issuance costs.

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

Lastly, the Convertible Notes may be converted into common stock at the option of the holder of the Convertible Note immediately prior to the closing of the Sale of the Company if a Sale of the Company occurs on or prior to the Maturity Date. A “Sale of the Company” is defined within the Convertible Notes as (i) the reorganization, consolidation or merger of the Company in which the holders of the Company’s outstanding voting securities pre-closing of that event do not retain voting securities representing a majority of the voting power of the surviving entity, (ii) the sale, transfer or exclusive license of all or substantially all of the assets of the Company, or (iii) the sale of equity by the existing holders of capital stock of the Company the result of which is that more than fifty percent (50%) of the Company's outstanding voting securities immediately following such transaction are owned by persons or entities who were not equity holders of the Company immediately prior to any such transaction. For seven of the Convertible Notes, the conversion price of this feature is a 15% discount to the price per share of the common stock paid to the existing equity holders of the Company in connection with such Sale of the Company. For two of the Convertible Notes, the conversion price of this feature is a 20% discount to the price per share of the common stock paid to the existing equity holders of the Company in connection with such Sale of the Company.

As of September 30, 2020 and December 31, 2019, the Convertible Notes were not convertible based on the triggers listed above. As a result of these conversion features, the Convertible Notes contain embedded derivatives whose fair values as of September 30, 2020 and 2019 were negligible. The Convertible Notes are not considered securities with participation rights in earnings available to the Company’s common stockholders as there are no features attached to these securities that allow holders to participate in our undistributed earnings.

In July 2020, the Company retired the Convertible Note due June 23, 2020. The $10,000 aggregate principal amount was repurchased for cash at par plus accrued interest of $1,500.

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

A summary of the carrying amounts of our Convertible Notes is listed below:

	Effective Interest Rate	December 31, 2019
Convertible Note due March 13, 2020	5.00%	$5,000
Convertible Note due June 23, 2020	5.00%	10,000
Total long-term convertible notes		15,000
Less: current portion		15,000
Long-term convertible notes, excluding current portion		$—

Sponsorship Agreements

In 2017, the Company executed fifteen financial sponsorship agreements (“Sponsorship Agreements”) with various counterparties (“Sponsors”). With each Sponsorship Agreement, the Company received contributions in the form of cash or Bitcoin. In return, the Sponsors were eligible to receive repayment in the form of cash and cryptographic tokens that provide usability in our Catenis Enterprise product. The cash payment associated with each Sponsorship Agreement was variable and based on the amount of proceeds raised by the Company through the crowd sale campaign, in which the Company sold the cryptographic tokens in exchange for cash or cryptocurrency. The number of cryptographic tokens to be issued to each Sponsor is calculated as half of the Sponsor’s contribution amount divided by a price per cryptographic token equal to 65% of the crowd sale issuance price of a cryptographic token on the day of the crowd sale launch. Such obligation was contingent on the completion of the crowd sale. The crowd sale campaign began on June 27, 2018 and was completed on August 1, 2018 and raised $1,875. The Company was obligated to pay down the Sponsorship debt upon the completion of the crowd sale campaign.

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

The liability associated with the one outstanding Sponsorship Agreement as of September 30, 2020 and December 31, 2019 was determined to be $20,000 and was determined based on the ongoing legal matter (see Note 8 for further details).

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

Note 7 – Income Taxes

The Company’s effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s effective tax rate was 0% for the three and nine months ended September 30, 2020 and 2019. The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for the three and nine months ended September 30, 2020 and September 30, 2019 was primarily due to recognizing a full valuation allowance on deferred tax assets.

The Company determined that, based on all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses to date, it was more likely than not that none of its deferred tax assets would be realized and therefore it continued to record a full valuation allowance as of September 30, 2020. As a result, there is no provision for income taxes other than state minimum taxes.

The net operating losses generated from tax year 2017 to date will carryforward indefinitely.  Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income.

The Company has no uncertain tax positions related to federal and state income taxes. The 2016 and subsequent federal and state tax returns for the Company remain open for examination. In the event that the Company is assessed interest or penalties at some point in the future, it will be classified in the financial statements as tax expense.

On March 27, 2020, the President of the United States signed the Coronavirus Aid Relief and Economic Security Act (“CARES Act”). The CARES Act provides several provisions that effect businesses from an income tax perspective. Due to the history of the tax losses, most of the CARES Act provisions have minor benefit to the Company.

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

In conjunction with the Settlement Agreement with the SEC, parties who obtained BCOT Tokens from the Company on or before July 31, 2018 (the “Potential BCOT Token Claimants”) are entitled to a refund in the amount of consideration paid, plus interest, less the amount of any income received thereon. The Company must distribute by electronic means claim forms to the Potential BCOT Token Claimants within 60 days of the filing (the “Rescission Offer”) of the Company’s registration statement on Form 10 or the date that the Form 10 becomes effective, whichever is sooner. The Form 10 became effective on July 31, 2020 and the Company was given an extension of 3 weeks to distribute the Notice & Claim Form. The company distributed by electronic means the notice and claim form on August 21, 2020. The Potential BCOT Token Claimants must submit claims forms within six months of this date, or February 21, 2021 (the “Claim Form Deadline”). The Company must settle all valid claims within three months of the Claim Form Deadline.

The total amount of Digital Assets and cash received from the Potential BCOT Token Claimants was initially recorded as a liability (BCOT Token Delivery Obligation) in the accompanying Condensed Consolidated Balance Sheets. The Company believes the amount payable as of September 30, 2020 is $12,978,569, consisting of the amount received from customers of $12,473,200, plus interest of $544,252, less amounts refunded of $38,883. The Company believes the amount payable as of December 31, 2019 is $12,935,333, consisting of the amount received from customers of $12,473,200, plus interest of $501,016, less amounts refunded of $38,883. Of the $38,333 refunded, $11,001 and $27,882 were refunded in 2019 and 2018, respectively. The Company has recorded the liability in BCOT Token Refund Liability and the interest component in Accounts Payable and Accrued Expenses on the Condensed Consolidated Balance Sheets. The amount of interest the Company will be obligated to pay is dependent upon the amount of valid refund claims submitted by the Potential BCOT Token Claimants and is calculated claims using the One Year Treasury yield for the applicable periods cash and Digital Assets were held.

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

With regards to the penalty of $250,000 the Company recorded the expense in April 2019, upon receipt of the communications from the SEC and final payment was made on July 14, 2020. It was determined that a financial penalty was probable and could be estimated based on the communications received.

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

Note 9 – Related Party Transactions

In the ordinary course of business, the Company has contracted entities that are owned or operated by the Company’s officers for software development. In the opinion of management, these transactions were made on substantially the same terms as comparable transactions. During the three and nine months ended September 30, 2020 and 2019, the Company paid $34,538 and $103,591, respectively, and $34,530 and $103,627, respectively, to related parties for software development and consulting services. As of September 30, 2020, and December 31, 2019, respectively, $11,512 and $11,511 was due to a related party, a relative of an officer of the Company, Hiades Technologia LTDA, for software development services performed and is included in Accounts Payable and Accrued Expenses in the Condensed Consolidated Balance Sheets.

Note 10 – BCOT Tokens

The BCOT Token is issued on the Bitcoin blockchain which was expected to be utilized in connection with Catenis. As part of its private pre-sale and subsequent crowd sale, the Company obtained Cash, Bitcoin, Ether, Tether, and Bitcoin Cash from November 2017 through early August 2018 totaling $12,445,318 million for BCOT Tokens which was recorded as liability (the “BCOT Token Delivery Obligation”) until such time as the BCOT Tokens were delivered in the first quarter of 2019.

These transactions resulted in the SEC settlement discussed in Note 8 and the BCOT Token Refund Liability.

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

Note 12 – Subsequent Events

The Company has evaluated subsequent events through November 5, 2020, which is the date the Condensed Consolidated Financial Statements were available to be issued. Any material subsequent events that occurred during this time have been properly recognized or disclosed in the Condensed Consolidated Financial Statements and accompanying notes.

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

Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019

Revenues

We are a start-up company and have not generated any significant revenues for the three and nine months ended September 30, 2020 and 2019. We can provide no assurance that we will generate sufficient revenues from our Catenis platform to sustain a viable business operation. In order to generate revenues, we must first continue to sell our platform and market our services.

Operating Expenses

We incurred operating expenses in the amount of $203,255 for the three months ended September 30, 2020, as compared with $160,679 for the same period ended 2019. We incurred operating expenses in the amount of $714,128 for the nine months ended September 30, 2020, as compared with $458,163 for the same period ended 2019. Our operating expenses for all periods consisted mainly of selling, general and administrative expenses. The detail by major category within selling, general and administrative expenses is reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Salaries, Wages, & Benefits	$84,427	81,658	250,158	246,681
Stock-based Compensation	9	2	13	4
Professional Fees	16,495	31,332	89,931	78,820
Board Fees	—	—	—	—
Investor Relations	—	—	—	—
Consultants	48,857	—	236,082	—
Advertising and Promotion	133	105	133	1,154
Depreciation and Amortization	426	426	1,279	1,279
Development and Maintenance	40,493	34,928	109,546	92,443
Office, Facility, and Other	7,651	5,142	18,299	27,668
Travel and Entertainment	4,764	1,477	8,687	4,855

Selling, General and Administrative	$203,255	155,070	714,128	452,904

The increase of $261,224 in our selling, general and administrative expenses for the nine months ended September 30, 2020 versus the same period ended 2019 is largely the result of an increase in spending on consulting fees related to becoming a reporting issuer with the SEC.

Other Income/Expenses

We had other income of $235,116 for the three months ended September 30, 2020, as compared with other expenses of $881 for the same period ended 2019. We had other income of $312,529 for the nine months ended September 30, 2020, as compared with other expenses of $658,286 for the same period ended 2019.

Our other income for the nine months ended September 30, 2020 is the result of a $356,211 gain on the sales of Digital Assets, offset by interest expense of $43,682. Our other expense for the nine months ended September 30, 2019 is largely the result of a $482,119 in interest expense and legal settlement of $250,000.

Net Income/Net Loss

We recorded net income in the amount of $31,861 for the three months ended September 30, 2020, as compared with a net loss of $161,560 for the same period ended 2019. We incurred a net loss in the amount of $401,599 for the nine months ended September 30, 2020, as compared with a net loss of $1,116,449 for the same period ended 2019. Our net income for the three months ended September 30, 2020 is the result of other income exceeding operating expenses. Our losses for the other periods are attributable to operating expenses and other expenses, together with a lack of any substantial revenues.

Liquidity and Capital Resources

As of September 30, 2020, we had total current assets of $1,455,731, mainly consisting of digital assets, compared with current liabilities of $13,100,868, resulting in a working capital deficit of $11,645,137. This represents a decrease from our working capital deficit of approximately $11,677,433 at June 30, 2020.

Operating activities used $821,808 in cash for the nine months ended September 30, 2020, as compared with $454,968 for the same period ended 2019. Our negative operating cash flow for both periods was mainly the result of our net losses and the gain on the sale of digital assets.

Investing activities provided $788,258 in cash for the nine months ended September 30, 2020, as compared with $738,257 for the same period ended 2019. Our positive investing cash flow for both periods is the result of proceeds from the disposal of digital assets.

Financing activities provided $27,913 in cash for the nine months ended September 30, 2020, as compared with $398,011 used for the same period ended 2019. Our positive financing cash flow for nine months ended September 30, 2020 was the result of PPL loans. Our negative financing cash flows for the same period ended 2019 was mainly the result of repayments of convertible promissory notes and promissory notes.

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

We expect to calculate interest by using the average yield of the 1-year US Treasury note which for December 2019 is 1.55%. The SEC Settlement Agreement required the Company to distribute by electronic means claim forms to the Potential BCOT Token Claimants within 60 days of the filing of the Company’s registration statement on Form 10 or on the date 7 days after the Form 10 becomes effective (the effective date), whichever is sooner. On July 28, 2020, the SEC granted the Company an extension of three weeks, or until August 21, 2020, to mail out the Claims Forms to Potential BCOT Token Claimants. The Company distributed by electronic means the notice and claim form on August 21, 2020. The Potential BCOT Token Claimants must submit claims forms by the claim form deadline which is on February 21, 2021.

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

Off Balance Sheet Arrangements

As of September 30, 2020, there were no off-balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate our continuation as a going concern. However, we have limited revenues from inception through September 30, 2020. We currently have negative working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

SEC Settlement

In conjunction with the SEC Settlement Agreement, Potential BCOT Token Claimants are entitled to a refund in the amount of consideration paid, plus interest, less the amount of any income received thereon. We expect to calculate interest by using the average yield of the 1-year US Treasury note which for December, 2019 is 1.55%. The SEC Settlement Agreement required the Company to distribute by electronic means claim forms to the Potential BCOT Token Claimants within 60 days of the filing of the Company’s registration statement on Form 10 or on the date 7 days after the Form 10 becomes effective (the effective date), whichever is sooner; The Potential BCOT Token Claimants must submit claims forms by the claim form deadline; said Claim Form Deadline shall be the earlier of three (3) months from the date that the Division of Corporation Finance notifies Respondent that the Division’s review of the Form 10 has been concluded or six (6) months from the Effective Date.

Specifically, pursuant to the Order of the SEC, our Company agreed to the following:

1)	File a press release within 14 days of the Order.

2)	File this Registration Statement within 120 days of the Order.

3)	Distribute a claim form and post the same to our website no later than 60 calendar days after the date of the filing of this Registration Statement, or on the date 7 days after the Registration Statement becomes effective, whichever date is sooner, informing all persons and entities that purchased BCOT Tokens from us of their potential claims under Section 12(a) of the Securities Act, including the right to sue to recover the consideration paid for the BCOT Tokens with interest thereon and further informing purchasers that they may submit the written claim form to us within 3 months (the “Claim Form Deadline”). On July 28, 2020, the SEC granted the Company an extension of three weeks, or until August 21, 2020, to mail out the Claims Forms to Potential BCOT Token Claimants. The Company distributed by electronic means the notice and claim form on August 21, 2020.

4)	Maintain the Registration and make timely reports under the Securitas Exchange Act of 1934, as amended (the “Exchange Act”) at least until the later of (1) the Claims Form Deadline; (2) such time as we have filed all reports required for the fiscal year within which the Registration Statement became effective; and (3) such time as we are eligible to terminate our registration pursuant to Rule 12g-4 under the Exchange Act.

5)	Pay the amounts due under Section 12(a) of the Securities Act to each purchaser using the claim form within 3 months of the Claim Form Deadline.

6)	Submit to the SEC a monthly report of the claims received and the claims paid.

7)	Submit a final report of the handling of all claims within 7 months.

8)	Pay a civil monetary penalty in the amount of $250,000.00 to the SEC.

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

No claims will be paid prior to the Claim Form Deadline. Subsequent to the Claim Form Deadline, our Company will begin to pay all valid refund claims. If our Company has a sufficient amount of cash on hand, all valid refund claims will be paid in full. If the Company does not have a sufficient funds on hand to pay all valid refund claims, depending on the fund’s shortfall, the Company intends to seek funding from outside investors (either through the sale of additional equity or otherwise) or seek debt financing from third-party lenders. In this case, all valid refund claims will be partially paid, on a pro rata basis, until we can obtain additional financing, and all unpaid amounts will continue to accrue interest until paid in full. Such additional financing (whether debt or equity) may not be available on favorable terms, or at all, and could increase our Company’s debt balance and result in significant expense to our Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The 83,125 increase in shares outstanding as of October 28, 2020 is due to vesting of incentive stock options and Board of Directors compensation via stock. These shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Extensible Business Reporting Language (XBRL).

 ** Provided herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blockchain of Things, Inc.
Date: November 9, 2020
	By:	/s/ Andre De Castro
Andre De Castro
	Title:	Chief Executive Officer, Principal Executive Officer, and Director

Blockchain of Things, Inc.
Date: November 9, 2020
	By:	/s/ Deborah de Castro
Deborah de Castro
	Title:	Chief Financial Officer, VP of Operations, Secretary, Treasurer Principal Financial Officer, Principal Accounting Officer and Director

