Form 10-K
period 2020-12-31
Blockchain of Things, Inc.
filed 2021-03-31
CIK 1813793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 000-56170

Blockchain of Things, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-5080120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

747 3rd Avenue New York, New York	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (646) 926-2268

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None
Securities registered under Section 12(g) of the Exchange Act:
Title of each class
BCOT Security Tokens

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $36.59

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 4,552,667.70 common shares as of February 28, 2021.

i

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Item 1. Business

General

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to “our Company,” “us,” “we,” “our,” “Blockchain of Things,” “BCoT,” or the “Company” are to Blockchain of Things, Inc. and its wholly owned subsidiary, BCOT Global Holdings, a limited liability company organized on March 29, 2018 under the laws of the Cayman Islands.

Organization and Purpose

We were originally incorporated as Blockchain of Things, Inc. in Delaware on July 15, 2015. We are a technology company established to develop and implement blockchain technology, specifically by providing a platform, or web services layer, designed to improve upon existing blockchain technology, including its security and ease of use.

From December 2017 through July 2018, we offered (the “Offering”) and sold digital tokens (“BCOT Security Tokens” or “tokens”). BCoT conducted the Offering of BCOT Security Tokens to raise capital to develop and implement its business plan, which included further developing and maintaining its second layer bitcoin blockchain integration technology platform, called “Catenis Enterprise” and “Catenis Services” (collectively, “Catenis”). Blockchain of Things ultimately raised more than $12 million worth of digital assets through the Offering. It did not register the Offering pursuant to the federal securities law, nor did it qualify for an exemption to the registration requirements.

As a result of our failure to register the Offering or qualify for a valid exemption, the Division of Enforcement at the SEC initiated cease-and-desist proceedings against us under Section 8A of the Securities Act of 1933, as amended (the “Securities Act”). We submitted an offer of settlement (the “Offer”) that the SEC accepted into an order (the “Order”) on or about December 18, 2019.

As part of that Order, we were required to register our BCOT Security Tokens with the SEC on Form 10 under the Securities Exchange Act of 1934, as amended. On June 1, 2020, we filed the Form 10 with the SEC and, as a result, we are now an SEC reporting issuer.

As stated above, our core product offering is Catenis Services, which acts as a platform on which third-party developers will be able to build applications using Catenis’ core functionality (e.g., secure messaging, smart-assets, etc.) as a building block.

Description of Business and Principal Products or Services

Catenis is a platform on which third-party developers will be able to build applications using Catenis’ core functionality (e.g., secure messaging, smart-assets, etc.) as a building block.

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

Catenis uses a credit system called “Catenis Service Credits” (Credits) to control the expense it incurs by using the bitcoin blockchain. It is an internal system of accounting for each customer’s account. Credits are not controlled via a central database for accounting as this would make the system centralized and vulnerable to a coordinated centralized attack rendering all connectivity points inoperable. To keep the system resilient and decentralized these credits are instead encoded (in binary) within the blockchain (in a technical part of the blockchain called inputs/outputs). They are specifically encoded on the address(s) assigned to the 3rd party software that is using the services Catenis provides. Standard Tokens on the bitcoin blockchain are created in the same way, they are also encoded (in binary) within the blockchain. BCOT Security Tokens are bitcoin blockchain tokens. A BCOT Security Tokens, when accepted by the system, converts one-to-one to a Catenis credit for a given customer account. The distinction, while subtle, is significant, when a customer’s account receives a Catenis credit, this credit is now internal to the platform, used as a unit of account, gets destroyed upon usage, and does not have the ability to leave the platform. In other words, they cannot be accessed or transferred in any way externally.

Catenis service credits are consumed and used as a unit of account for when bitcoins are spent by the system to pay for a Catenis paid service (i.e.: logging to the blockchain, sending a transaction message, etc.). The cost of the service is expressed in bitcoins because the bitcoin blockchain fees are paid in bitcoins. These fees are not fixed and fluctuate based on the price of bitcoin and the fee market. The system takes the current BCOT Security Tokens price (in dollars) and the current bitcoin price (also in dollars) and calculates the amount of Catenis service credits required to pay the service cost. By using this proprietary technology, we can achieve decentralization for a system of accountability that typically requires a centrally vulnerable database.

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

Additionally, it improves upon the bitcoin blockchain by adding features across its 2nd layer that the bitcoin blockchain does not natively support. These include, military grade encryption, permission rights, permission rights management, notifications of occurrences, message read receipts, cryptographic proofs of who recorded the immutable data, issuance of tokens, delivery of content to a globally distributed file system (IPFS), and of-chain message capabilities so transaction message fees are significantly reduced. Since the bitcoin blockchain lives everywhere through “nodes” on computers throughout the world, applications connected to Catenis are accessible at any location on the planet. You can even send a transaction message using a block stream satellite connection and receive a transaction message when your application is connected to Catenis service endpoints.

Edge networking is a distributed computing paradigm which brings data storage and computation as close to the point of need as possible, pushing applications, data and computing power away from centralized data centers. With Catenis your connected applications can live on the edge network and not rely on central servers.

•	The Catenis Flow Nodes for Node-RED provides for connectivity from the Node-RED open source platform originally developed by IBM to the Catenis APIs. (Node-RED is a programming tool for wiring together hardware devices, APIs and online services.)

•	The Catenis Client for WordPress is a WordPress extension and plugin which allows JavaScript connectivity from within WordPress to the Catenis platform for JavaScript Developers. (JavaScript is a lightweight, interpreted, or just-in-time compiled programming language with first-class functions. While it is most well-known as the scripting language for Web pages, many non-browser environments also use it, such as Node.js, Apache CouchDB and Adobe Acrobat.)

•	The Catenis Blocks are a set of WordPress Gutenberg blocks which are drag-and-drop components that facilitate connectivity into the Catenis platform for non-developers. (Blocks are WordPress content elements that you add to the edit screen to create content layouts. Each item you add to your post or page is a block.)

•	The Catenis JavaScript Client allows easy connectivity to the Catenis platform’s APIs via the JavaScript coding language for developers.

•	The Catenis PHP Client allows easy connectivity to the Catenis platform’s APIs via PHP coding language for developers. (PHP is a server side scripting language that is used to develop Static websites or Dynamic websites or Web applications. PHP stands for Hypertext Pre-processor, that earlier stood for Personal Home Pages.)

•	The Catenis Node.js Client allows easy connectivity to the Catenis platform’s APIs via the Node.js coding language for developers. (As an asynchronous event-driven JavaScript runtime, Node.js is designed to build scalable network applications.)

The foundation of this incredible overall achievement starts with the use of unique addresses to record indelible ledger entries of all data exchanges between devices, applications, and systems on a cryptographically driven blockchain. Blockchains are global, resilient, and fundamentally redundant providing complete fault tolerance. This creates a robust and scalable form of application and device coordination when coupled with Catenis technology. The nature of such cryptographic addresses allows for the creation of up to 2^160 unique addresses. As a comparison, it is estimated that there are 2^63 grains of sand on planet Earth. Therefore, Catenis enabled applications and device endpoints are intelligently mapped to an address pool that is functionally infinite.

Catenis is the flagship product of the Company that can be used to connect the world’s devices, systems, and applications to the global Bitcoin blockchain. Catenis line of products makes it easy to utilize the power of the blockchain to facilitate peer-to-peer communication, governance solutions, chain of custody, and highly secure reliable messaging. This allows organizations to innovate faster, improve business agility, and increase efficiency resulting in a clear competitive advantage and significant cost reductions. The robust nature of the blockchain facilitates the secure flow and storage of information and assets via the peer-connected devices, systems, applications, and autonomous intelligent contracts across the world. The Catenis product line allows clients to fully engage the power of global cryptographically secured networks with ease providing a complete blockchain integration platform for the IIoT via SaaS, SOA, and APIs.

Through Catenis, the Company has developed the world’s first globally accessible blockchain enabled application network. This network will allow applications and devices to connect to a globally distributed and trusted cryptographic ledger that exist and run on the edge networks. Client-owned devices can communicate peer-to-peer with other geographically distributed systems at any location on the planet without deploying costly network infrastructure.

In common usage, public/private key pair cryptography is highly complex and difficult to maintain. The proper management of cryptographic keys and the process of cryptographically signing messages are crucial to establishing effective security practices. The Catenis product line vastly simplifies this process, allowing clients to securely leverage the benefits and power of the blockchain. Employing cryptographic signatures and applying perfect forward secrecy techniques to communications on end node devices makes highly secured peer to peer communications available for industrial applications. Devices, systems, and applications may now securely access their respective data thwarting “man-in-the-middle” or other harmful hacker attack vectors.

A key and crucial component for clients is the ability for assets to be registered and recorded on an irreversible blockchain-based ledger during manufacturing of industrial and consumer goods. These records are non-reversible, non-forgeable, and can serve as a form of “proof-of-existence.” The Company leverages these aspects and empowers industries allowing such functionality to be easily implemented.

At the time of the Offering, the Catenis platform functioned in a “beta” or pilot stage. The platform included 21 different application programming interface API methods that facilitate connectivity to the global Bitcoin blockchain. Each method is exposed as consumable microservices as a Software as a Service (SaaS) offering. In addition, it contains an administrative interface that allows customers to manage their account and create virtual devices. Virtual devices are digital twins that form the connectivity and authentication points to the API methods. Imbedded in the platform and exposed via the APIs is a messaging layer, permission layer, encryption layer, digital asset (token) creation and distribution layer and notification layer. Each layer works in concert with each other to provide a robust platform to securely and efficiently communicate with the bitcoin blockchain via the Catenis platform. This facilitates the ability for companies and individual developers to build applications that can use features of the global bitcoin blockchain and the enhancements provided via Catenis across its second layer that sits above the blockchain’s foundation layer. The Catenis platform creates an abstraction layer for ease of use which exposes enhancements that do not exist on the bitcoin blockchains foundation layer.

Currently, the Catenis platform is fully operational and any consumer can visit our website or contact us directly to use our platform(s). Two environments are currently in full production mode, one is called the “Sandbox” environment and uses the bitcoin TestNet for development purposes. This environment can be purchased by choosing our Starter tier. The other environment is called "Production" and is used after an application has been built and tested on the sandbox environment. The production environment comes in three self-service tiers: Basic, Professional, and Premium. Each tier is distinguished by the amount of Catenis credits and Virtual devices that are included with each tier. The amount of Catenis virtual devices and Catenis credits provided for each tier is subject to change based on customer adoption and future marketing incentives.

While Blockchain of Things is currently selling its SaaS (Software as a Service) tiered offerings, we intend to seek additional funding to further develop and market the platform. The key steps and requirements for funding are listed in detail below this section titled “Relaunch our website and Product” which includes our full plan of operation and funding needs.

Revenue Model

Blockchain of Things, Inc.’s planned revenue model consists of the following:

Monthly subscription fees are planned for 5 different tiers of offerings. First is the Starter tier that runs on a sandbox environment and uses Bitcoins TestNet blockchain and is primarily geared towards building prototypes and testing integration with existing applications. Then there are 3 production tiers that differ only by the number of virtual devices that are offered in each tier. The production tiers run on the production servers that use the actual production bitcoin blockchains. Each tier can be purchased and licensed based on a monthly fee or annual fee. Finally, Blockchain of Things plans to offer an Enterprise tier that is based on the size of the company and how much usage they will be required from the platform.

We propose to generate revenue in several ways. First, by collecting monthly fees for each of the 5 different self-service tier plans. Each tier carries a different monthly charge because each tier provides a different number of virtual devices and an initial amount of Catenis credits. Monthly and annual tier plan costs start at USD $38.88 for the starter and go up to USD $158.88 per month for the Premium tier plan. Each of these plan prices is subject to change based on how the company perceives the adoption of each tier plan. When a customer pays for an Annual subscription customer receives a discount for choosing the annual plan vs a monthly plan.

Second, by selling additional virtual devices per plan as an add-on with a monthly fee. Each plan has a limited set of virtual devices it come with which range from 2 at the lowest Starter tier to 6 virtual devices on the Premium tier.

Third, by selling additional Catenis Credits for the 8 paid services Catenis provides.

Fourth, by providing Enterprise licenses. The premium self-service plan tops out at 12 possible virtual devices than can be added. We expect that this will not be sufficient for large enterprise organizations so we will offer an Enterprise account that can be molded for the need of larger customers. The prices for the enterprise accounts will be based on the customer’s needs.

Fifth, by offering professional services and education services. While Catenis has some very powerful drag-and-drop tools for even novices to be able to build software there will always be specialized requirements where the tools we offer are not sufficiently adequate to provide for specialized needs. For this, we also offer education services around each tool and the overall product. Education services are provided to assist customers in how they can use the platform to achieve their specialized needs. If a customer wishes they can hire a member of our team to assist in building a specialized solution. For that, we provide professional services. Both education and professional services are billed at hourly rates.

The self-service tiers subscription revenue model is widely used in the software industry and has been proven over and over in the last decade. However, we have not yet tested this model in the blockchain/cryptocurrency industry and are not aware of such a model being used by others in this specific industry. Likewise, education and professional services around a platform API integration layer are also commonly used and proven. This model is being used in the Blockchain/cryptocurrency industry with varying levels of success.

The status of all services is already in place and available to any customers who wish to pay for a subscription plan, Enterprise plan or education and Professional services.

Virtual Devices are also expected to be sold as individual units that can be added to any of the 5 different tiers of offering. This would be an addition to the virtual devices that come with each tier.

Catenis Credits are expected to be sold to customers and used to pay for 8 of the 21 different API methods. All of the other 13 methods do not incur a service fee. These 8 methods trigger a bitcoin blockchain network transaction fee. The blockchain network fee is not fixed and is based on a fluctuating fee market. Blockchain of Things plans to add an additional markup on top of these 8 methods that require a bitcoin transaction fee payment. This cost is reduced from a customer’s Catenis Credit account. Catenis credits are purchased using Checks, Bank transfers, Credit Cards or by sending Blockchain of Things, Inc. BCOT Security Tokens.

Professional Services

Blockchain of Things, Inc. offers professional services to help companies integrate with existing applications or provides services for building an application from scratch. Services are based on a consultative hourly rate.

Support Services

Blockchain of Things, Inc. offers Support services for both configuration and troubleshooting questions. Also, per incident developer support customers can purchase individual incident packages.

Education Services

Blockchain of Things, Inc offers Educational Services for companies that want to train their staff on its platform. These services are billed based on the number of students and whether the training is remote or on site.

Governmental Regulation

Government Regulation of blockchain and cryptocurrency is largely non-existent at present and is being actively considered by the United States federal government via a number of agencies (SEC, CFTC, Federal Trade Commission (“FTC”) and the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Department of the Treasury) and in other countries. State government regulations also may apply to certain activities in which we may participate in the future. Other regulatory bodies are governmental or semi-governmental and have shown an interest in regulating or investigating companies engaged in the cryptocurrency business (NASDAQ, NYSE, FINRA, state securities commissions).

Blockchain and cryptocurrency regulations are in a nascent state with agencies investigating businesses and their practices, gathering information, and generally trying to understand the risks and uncertainties in order to protect investors in these businesses and in cryptocurrencies generally. Regulations will certainly increase, in many cases, although it is presently not possible to know how they will increase, how regulations will apply to our businesses, or when they will be effective. For example, it appears that the SEC is contemplating whether the inclusion of cryptocurrencies as “securities” is supported under applicable law or if new laws will be required. Various bills have also been proposed in Congress for adoption related to our business which may be adopted and have an impact on us. The offer and sale of digital assets in initial coin offerings, which is not an activity we expect to pursue, has been a central focus of recent regulatory inquiries. However, as the regulatory and legal environment evolves, we may become subject to new laws, and regulation by the SEC and other agencies.

Blockchain of Things does not sell any products or services to any OFAC (Office of Foreign Assets Control) sanctioned countries or regions. A list of all OFAC sanctioned countries or regions can be found at the US Department of the Treasury website:

https://home.treasury.gov/policy-issues/financial-sanctions/sanctions-programs-and-country-information

Competition

The competitive landscape is divided into two different segments. First, there are build your own business application development companies. These integrate with proprietary blockchains and public blockchains. Second, there are also blockchains that serve as their own integration platforms.

Blockchain of Things does not have its own blockchain and uses the public proven Bitcoin blockchain. Its Catenis platform provides an easy to use integration layer that decreases integration efforts, increasing speed to market and reduces development and maintenance costs.

It is well known that building your own solution can be costly and time consuming. It also has a significant disadvantage when working with less mature technologies such as blockchains. The blockchain space is nascent and rapidly evolving. When building your own solution, one would have to employ a team to constantly update and maintain the proprietary solution to keep up with the myriad of changes and updates. This adds unknown costs and complications.

When using blockchains that serves as their own integration platform, you are completely reliant on an external team to add enhancements to the underlying blockchain. Additionally, most blockchain platforms are built and managed by a motley group of scattered engineers. These open source development teams may go off on a direction that could impact the functionality of the application that integrates with or consumes the blockchain services. With direct integration there is no flexible layer to add enhancements or modify functionality as maybe required by the application connecting to the blockchain platform.

Today, the bitcoin blockchain is the most mature and well respected blockchain protocol. By taking the approach of building a second layer technology on top of the bitcoin blockchain the Catenis platform is very flexible and easily adaptable. Since we do not own or run our own blockchain all underlying blockchain functionality is public knowledge and easily assessed. Our components are easily adapted to future enhancements to the underlying technology. In addition, all changes to the bitcoin blockchain goes through community consensus. This mean all changes are well known ahead of time and are put through a rigorous peer review process. We also do not need to employ engineers to build or maintain a blockchain. This makes our platform nimble and less expensive to maintain and enhance.

Employees

As of the date of this Annual Report, we have 2 full time employees. In addition to our employees, we utilize various consultants and contractors for other services on an as-needed basis.

Emerging Growth Company

We are and we will remain an “emerging growth company” as defined under The Jumpstart Our Business Startups Act, or the JOBS Act, until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1.07 billion, (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed a “large accelerated filer” (with at least $700 million in public float) under the Exchange Act.

As an “emerging growth company”, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

•	only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis” disclosure;

•	reduced disclosure about our executive compensation arrangements;

•	no requirement that we hold non-binding advisory votes on executive compensation or golden parachute arrangements; and

•	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We have taken advantage of some of these reduced burdens, and thus the information we provide you may be different from what you might receive from other public companies in which you hold securities.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

Notwithstanding the above, we are also currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and that had a public float of less than $250 million or annual revenues of less than $100 million during the most recently completed fiscal year. In the event that we are still considered a smaller reporting company, at such time as we cease being an emerging growth company, the disclosure we will be required to provide in our SEC filings will increase, but it will still be less than it would be if we were not considered either an emerging growth company or a smaller reporting company. Specifically, similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.

Item 1A. Risk Factors

RISKS RELATED TO OUR COMPANY AND OUR BUSINESS

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

We have a history of operating losses and expect to incur significant additional operating losses in the future if we fail to execute our strategy.

We were incorporated on July 15, 2015, and we have a limited operating history. We continue to incur operating losses and we have contingent liabilities of an undeterminable amount related to our settlement with the SEC regarding our ICO. At December 31, 2020, we had $20,257 in cash. We had negative working capital as of December 31, 2020 of $11,686,278. For the year ended December 31, 2020, we had a net loss of $443,171.

The amount of future losses and when, if ever, we will achieve profitability are uncertain.

Our registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern in their audit report.

We were incorporated on July 15, 2015 and we do not have a history of profitable operations. As a result, our registered public accounting firm in their audit report has expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to generate profitable operations. Furthermore, we have incurred an accumulated deficit of $11,729,074 as of December 31, 2020, and we have not fully implemented our business plan. Additionally, we have material contingent liabilities related to our SEC Settlement Agreement regarding our ICO and our Claims Process to ICO purchasers in an amount that cannot be reasonably estimated. We anticipate incurring additional losses before realizing any substantive revenues and, depending on the ultimate rescission payout amount, we may require additional financing in order to meet our continuing obligations and ultimately, to attain profitability. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If our Claims Process payout is significant and we are unable to obtain additional financing from outside sources and eventually produce sufficient revenue, we may be forced to sell our assets, or curtail or discontinue our operations.

In addition, claimants are entitled to seek the return of the full amount they received plus interest, subject to certain adjustments, pursuant to the terms of the settlement, making us potentially liable to the claimants for up to approximately $12 million.

We have contingent liabilities of an uncertain amount related to our ICO.

In conjunction with our SEC Settlement Agreement related to our issuance of BCOT Security Tokens in our ICO, we have contingent liabilities to purchasers who acquired BCOT Security Tokens from us and who properly make a claim to our Company. These claimants may be entitled to a refund in the amount of the consideration paid to us in exchange for the BCOT Security Tokens, plus interest, less the amount of any income received thereon. On a date no later than sixty (60) calendar days after the date of the filing of Form 10 registration statement, or on the date seven (7) days after the filing becomes effective, whichever date is sooner, we are to distribute by electronic means reasonably designed to notify each potential claimant, a notice and a claim form. An extension was granted by the SEC and on August 21, 2020, we distributed the Notice and Claim Form as required by the SEC Order. Having been distributed, the purchasers must submit claims forms within three months of the earlier of (i) date the Form 10 has been concluded, (ii) or 6 months and 60 days after we file the Form 10, and we must settle all valid claims within three months thereafter. The aggregate consideration received by our Company from these parties for BCOT Security Tokens in the ICO was approximately $12 million. We have received approximately 52 Claim Forms which are still being processed. We have until May 21, 2021 as the deadline date to fully respond and reimburse qualified and approved Claim Forms. As the claims process proceeds, the amount we could be obligated to pay to claimants is dependent on the BCOT Tokens being returned to the company and the amount of valid refund claims submitted by these purchasers. As a result, we are unable to reasonably estimate the number of valid claims that will be made or the amount that may be paid to claimants pursuant to the claims.

In addition, claimants are entitled to seek the return of the full amount they received plus interest, subject to certain adjustments, pursuant to the terms of the settlement, making us potentially liable to the claimants for up to approximately $12 million.

We could be subject to additional civil or criminal penalties and sanctions if we violate the terms of settlements with the SEC.

In connection with our ICO, we entered into a settlement Order with the SEC.  While we have already paid the $250,000 of the penalties imposed by the Order, it contains ongoing and continuing requirements that we refrain from violating the Securities Act.  Any future violation of applicable securities laws by us could result in harsher sanctions and fines, which would have a material adverse effect on our ability to implement our business plans.  The SEC Order requires, among other things, that we conduct the Claims Process in accordance with those requirements generally described elsewhere in this Registration Statement.  In addition to requiring us to provide regular written updates regarding the Claims Process and a final certification, SEC staff can make reasonable requests from us for further evidence of compliance, and we are required to retain all records and communications relating to the ICO and the Claims Process for at least one year subsequent to the delivery of the certification to the SEC.  Such requests for further information, record-keeping requirements and managing the Claims Process generally could divert management’s attention from implementing its business plans (including those aimed at increasing the utility, acceptance or value of the BCOT Security Tokens) and could require additional material expenditures by us to legal counsel or other advisors and service providers. A copy of the SEC Order can be found at https://www.sec.gov/litigation/admin/2019/33-10736.pdf.

In addition, claimants are entitled to seek the return of the full amount they received plus interest, subject to certain adjustments, pursuant to the terms of the settlement, making us potentially liable to the claimants for up to approximately $12 million

We will need to secure financing in the future and our ability to secure future financing is uncertain.

We anticipate that we will continue to incur operating losses for the foreseeable future. Additionally, pursuant to our SEC Settlement Agreement related to our ICO, we are subject to Claims Process liability in an amount we cannot reasonably estimate. We may also be required to pay additional fines or penalties or rescission offers in other jurisdictions, all of which could have a material adverse impact on our financial condition, results of operations and cash flows. As a result, we will require additional financing to fund for our current and anticipated operations and if we are not successful in securing additional financing, we may need to curtail our business operations.

We will require substantial additional capital during the next 12 months to continue to fund our current and anticipated operations, or to pay fines or penalties or conduct our Claims Process, and we may seek such additional funding through public or private financings, collaborative arrangements, or other arrangements with third parties.  Additionally, we received a waiver from the Division of Corporation Finance at the SEC of the disqualification provisions of Regulation D. As a result, we are permitted to use Regulation D as an exemption from registration in future offerings. We may need to seek additional waivers if we choose another offering exemption to raise money, such as Regulation A. The process involves a request for the waiver and the SEC providing that relief. We can provide no assurance that the SEC will provide us a waiver for other offering types.

Even after receiving the requisite waivers, we cannot assure you that additional funds will be available on acceptable terms, if at all. If additional funds are raised by us pursuant to another coin offering, the value of existing BCOT Security Tokens may decline materially.  If adequate funds are not available, we may be required to delay, scale back or eliminate one or more segments of our business operations or curtail our business operations in their entirety. If we obtain funds by entering into arrangements with collaborative partners or others, we may be required to relinquish rights to certain of our products, services or technologies that we would not otherwise relinquish.

We expect our business model to continue to evolve.

As digital asset and blockchain technologies become more widely available, we expect the services and products associated with them to evolve. Thus, in order to stay current with the industry, our business model may need to evolve as well. From time to time, we may materially modify aspects of our business model relating to our product and service offerings. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to our business. Such circumstances would have a material adverse effect on our ability to continue as a going concern, which would harm our business, prospects or operations and potentially the value of BCOT Security Tokens.

We are in an early stage of development and we may not be able to develop our business as anticipated.

We were incorporated on July 15, 2015, and since inception we have generated a limited amount of revenue from licensing sales as well as professional services assisting corporate clients with our technology. Our business prospects are difficult to predict because of our limited operating history, early stage of development, and unproven business strategy. Although our management believes that our current business plan has significant potential, we may never attain profitable operations and our management may not succeed in realizing our business objectives. If we are not able to execute our business plan as anticipated, we may not be able to achieve profitability, and the BCOT Security Tokens may experience a material reduction in value.

We may not successfully implement our business lines, which would adversely affect our operating results and the value of our BCOT Security Tokens.

All of our past revenue was derived from licensing sales, as well as professional services assisting corporate clients with our technology. The BCOT Security Tokens is the utility token that powers functionality in Catenis Enterprise, a Blockchain of Things, Inc. product, which is both a new and unproven business line, and it is uncertain whether this business line will ever be successfully implemented and result in significant revenue for us. If we cannot successfully implement our new business lines as anticipated, our operating results will be adversely affected and the BCOT Security Tokens may experience a material reduction in value.

We are subject to the risks frequently experienced by early stage companies.

The likelihood of our success must be considered in light of the risks frequently encountered by early stage companies, especially those formed to develop and market new technologies. These risks include our potential inability to:

•	Establish product sales and marketing capabilities;

•	Establish and maintain markets for our services products;

•	Identify, attract, retain and motivate qualified personnel;

•	Continue to develop and upgrade our technologies to keep pace with changes in technology and the growth of markets using digital asset and blockchain technologies;

•	Develop outside contractor relationships;

•	Maintain our reputation and build trust with customers;

•	Scale up from small initial operations to larger scale operations on a consistent basis;

•	Contract for or develop the internal skills needed to master larger operational scales; and

•	Sufficiently fund the capital expenditures required to scale up from small initial operations to larger operations.

If we fail to effectively manage our growth our business could suffer.

We anticipate that a period of significant expansion will be required to achieve the objectives set forth in our current business plan. This expansion will place a significant strain on our management, operational and financial resources. To manage the expected growth of our operations and personnel, we must establish appropriate and scalable operational and financial systems, procedures and controls, and we must continue to establish qualified finance, administrative and operations staff. As a reporting company, our company and our management will have to implement internal controls to comply with government-mandated regulations. Our management may be unable to hire, train, retain, motivate and manage the necessary personnel or to identify, manage and exploit potential strategic relationships and market opportunities. Our failure to manage growth effectively could have a material and adverse effect on our business, results of operations and financial condition, including the value of the BCOT Security Tokens.

Our plan to develop relationships with strategic partners may not be successful.

Part of our business strategy is to maintain and develop strategic relationships with various third parties, such as companies in the retail, telecom, transportation, power and utilities, entertainment, and online/digital sectors. For these efforts to be successful, we must successfully enter into agreements with these third parties on terms that are attractive to us and integrate and coordinate their resources and capabilities with our own. We may be unsuccessful in entering into agreements with acceptable partners or negotiating favorable terms in these agreements. Also, we may be unsuccessful in integrating the resources or capabilities of these partners. If we are unsuccessful in our collaborative efforts, our ability to develop and market our products and services could be severely limited.

Our quarter-to-quarter performance may vary substantially, and this variance, as well as general market conditions, may cause the value of the BCOT Security Tokens to vary greatly and even potentially expose us to litigation.

We cannot accurately estimate future quarterly revenue and operating expenses based on historical performance. Our quarterly operating results may vary significantly based on many factors, including:

•	Fluctuating demand for our potential products;

•	Announcements or implementation by our competitors of new products;

•	Amount and timing of our costs related to our marketing efforts or other initiatives;

•	Timing and amounts relating to the expansion of our operations;

•	Our ability to enter into, renegotiate or renew key agreements;

•	Timing and amounts relating to the expansion of our operations;

•	Developing regulations relating to digital assets and blockchain technology; or

•	Economic conditions specific to our industry, as well as general economic conditions
•	Pandemic Economic Recovery

Our current and future expense estimates are based, in large part, on estimates of future revenue, which is difficult to predict. We expect to make significant operating and capital expenditures in connection with the development of our plan of business. We may be unable to, or may elect not to, adjust spending quickly enough to offset any unexpected revenue shortfall. If our increased expenses were not accompanied by increased revenue in the same quarter, our quarterly operating results would be harmed.  Additionally, unexpected costs associated with the Claims Process may have a material negative impact on our financial performance and negatively affect the utility, acceptance and value of the BCOT Security Tokens.

Since there has been limited precedents set for financial accounting of Bitcoin, Ether, and other cryptocurrencies, it is unclear how we will be required to account for our BCOT Security Tokens transactions in the future.

Since there has been limited precedence set for the financial accounting of cryptocurrencies, the way that we will be required to account for BCOT Security Tokens transactions may change drastically in the future. Furthermore, a change in regulatory or financial accounting standards could result in the necessity to restate our financial statements. Such a restatement could negatively impact our financial condition and results of operation. Such circumstances could have a material adverse effect on our plan of business and the value of BCOT Security Tokens.

If we cannot keep pace with rapid technological developments to provide new and innovative products and services and address the rapidly evolving market for transactions on mobile devices, the use of our products and services and, consequently, our revenues could decline.

Rapid, significant, and disruptive technological changes continue to impact the industries in which we operate, including with respect to e-commerce through social networks, authentication, virtual currencies, distributed ledger or blockchain technologies, near field communication, and other proximity or contactless payment methods, virtual reality, machine learning, and artificial intelligence. For instance, we expect our customers will be using mobile devices for their transactions and payments. We may lose customers if we are not able to continue to meet our customers’ blockchain integration experience expectations.

We cannot predict the effects of technological changes on our business. We expect that new services and technologies applicable to our industry will continue to emerge and may be superior to, or render obsolete, the technologies we currently use or are developing in our products and services. Developing and incorporating new technologies into our products and services may require substantial expenditures, take considerable time, and ultimately may not be successful. In addition, our ability to adopt new products and services and develop new technologies may be inhibited by industry-wide standards, payment networks, changes to laws and regulations, resistance to change from consumers or merchants, third-party intellectual property rights, or other factors beyond management’s control. Our success will depend on our ability to develop and incorporate new technologies, address the challenges posed by the rapidly evolving market for blockchain integration through our platforms and adapt to technological changes and evolving industry standards. If we are unable to do so in a timely or cost-effective manner, our business and any future value of BCOT Security Tokens could be harmed.

Our ability to further develop our business depends on our ability to build a strong and trusted brand.

We cannot assure you that we will be able to successfully build our reputation or brand. Building, maintaining, protecting and enhancing our reputation brand are critical to expanding our customer base, as well as increasing strategic partnerships and developing new products. Harm to our brand can arise from many sources, including failure by us or our partners to satisfy expectations of service and quality; inadequate protection of sensitive information; compliance failures and claims; litigation and other claims; employee misconduct; and misconduct by our partners, service providers or other counterparties. Our brand may already have experienced damage as a result of our settlement with the SEC relating to the ICO (Initial Coin Offering) and could experience additional harm depending on the results of the Claims Process.  If we do not successfully maintain a strong and trusted brand, our business could be harmed, which could adversely affect the utility, acceptance or value of the BCOT Security Tokens.

Customer complaints or negative publicity about our customer service could reduce usage of our products and, as a result, our business could suffer.

Our ability to successfully address customer complaints or negative publicity about us could severely diminish consumer confidence in and use of our products and services. Breaches of our customers’ privacy and our security measures could have the same effect. We expect to take certain measures to combat risks of fraud and breaches of privacy and security, such as freezing customer funds, can damage relations with our customers. These measures heighten the need for prompt and accurate customer service to resolve irregularities. Effective customer service requires significant expenses, which, if not managed properly, could impact our profitability significantly. Any inability by us to manage or train our customer service representatives properly could compromise our ability to handle customer complaints effectively. If we do not handle customer complaints effectively, our reputation may suffer, and we may lose our customers’ confidence.

Failure to attract customers, customer attrition or a decline in our customers’ growth rate could adversely affect our revenues.

As we expand our services, we will need customers to join our platform. We may not be able to get customers to join, or if we do, we may experience customer attrition resulting from several factors, including transfers of customer accounts to our competitors, and account closures that we may initiate due to heightened credit risks relating to contract breaches by customers. We cannot predict the level of acceptance or attrition in the future and our revenues could decline as a result of higher than expected attrition, which could have a material adverse effect on our business, financial condition, results of operations, or the value of the BCOT Security Tokens.

Any acquisitions, partnerships or joint ventures that we make or enter into could disrupt our business and harm our financial condition.

Acquisitions, partnerships and joint ventures are part of our growth strategy. We evaluate, and expect in the future to evaluate, potential acquisitions of, and partnerships or joint ventures with, complementary businesses, services or technologies. We may not be successful in identifying acquisition, partnership, and joint venture targets. In addition, we may not be able to successfully finance or integrate any businesses, services, or technologies that we acquire or with which we form a partnership or joint venture, and we may lose merchants and customers as a result of any acquisition, partnership, or joint venture. Furthermore, the integration of any acquisition, partnership, or joint venture may divert management’s time and resources from our core business and disrupt our operations. We may spend time and money on projects that do not increase our revenue or impinge on our current business plans aimed at promoting the utility and acceptance of the BCOT Security Tokens.

We rely on third parties in many aspects of our business, which creates additional risk.

We rely on third parties in many aspects of our business, including:

•	Networks, banks, payment processors, and payment gateways that link us to the payment card and bank clearing networks to process transactions;

•	Third parties that provide certain outsourced customer support and product development functions, which are critical to our operations; and

•	Third parties that provide facilities, infrastructure, components and services, including data center facilities and cloud computing.

The third parties that we rely on to process transactions may fail or refuse to process transactions adequately. Any of the third parties we use may breach their agreements with us, refuse to renew these agreements on commercially reasonable terms, take actions that degrade the functionality of our services, impose additional costs or requirements on us, or give preferential treatment to competing services. Financial or regulatory issues, labor issues, or other problems that prevent these third parties from providing services to us or our customers could harm our business. If our service providers do not perform satisfactorily, our operations could be disrupted, which could result in customer dissatisfaction, damage our reputation, harm our business or reduce the value of the BCOT Security Tokens.

We are dependent upon our key executives for future success and our failure to retain and attract qualified personnel could harm our business.

Our Company depends greatly on our Chief Executive Officer, Andre De Castro, and our CFO and VP of Operations, Deborah de Castro. Our success will depend, in part, upon our ability to attract and retain additional skilled personnel, which will require substantial additional funds. We cannot assure you that we will be able to find, attract and retain additional qualified employees, directors, and advisors having the skills necessary to operate, develop and grow our business. Our inability to hire qualified personnel, the loss of services of Mr. De Castro or Mrs. de Castro, or the loss of services of other executive officers, key employees, or advisors that may be hired in the future, may have a material and adverse effect on our business. We currently do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other officers or employees.

In the future, we could experience difficulties attracting and retaining qualified employees. Competition for qualified personnel in our industry is intense. We may need to hire additional personnel as we expand our development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms or at all.

Furthermore, we have limited resources and as such we may not able to provide an employee with the same amount of compensation that he or she would likely receive at a larger company and as a result we may face difficulty in finding qualified employees. Additionally, we can only afford a limited amount of director and officers’ insurance coverage, making it more likely that we would be unable to attract or retain experienced business executives. The inability to attract, retain and motivate any additional highly skilled employees required for the expansion of our planned activities, could have a materially adverse effect on our ability to conduct our business and as such can impair our operations.

Our Company may receive, store, process and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy. Our Company’s actual or perceived failure to comply with such obligations could harm its business.

We may receive, store, process and use personal information and other user data, including credit card information for certain users. There are numerous federal, state and local laws in regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other user data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. We generally comply with industry standards and we are subject to the terms of our privacy policies and privacy-related obligations to third parties. It is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or practices. Any failure or perceived failure by us to comply with our privacy policies, its privacy-related obligations to users or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation or negative publicity and could cause users and advertisers to lose trust in our company, which could have an adverse effect on our business or any acceptance of BCOT Security Tokens. Additionally, if third parties with whom we work, such as advertisers, vendors or developers, violate applicable laws or our policies, such violations may also put our users’ information at risk and could have an adverse effect on our ability to implement our business plans to promote the utility and acceptance of the BCOT Security Tokens.

Current and future litigation could adversely affect our Company.

We are currently involved in a lawsuit in New York titled Rahul Manchanda v. Blockchain of Things, Inc. The Plaintiff, Rahul Manchanda, has alleged claims for breach of contract, the covenant of good faith and fair dealing, and requested an accounting from BCoT. We may become involved in other legal proceedings in our ordinary course of business. Additionally, the Securities Act does not expressly provide that the Claims Process will terminate a purchaser's right to rescind a sale of stock that was not registered or exempt from the registration requirements of the Securities Act. As a result, even if we abide by all terms of the SEC Settlement Agreement Order related to the offer and sale of our BCOT Security Tokens, which we have not done to date, we may nevertheless continue to have potential liability even after this Claims Process is complete due to our previous issuance of BCOT Security Tokens in violation of the federal and state securities laws. Lawsuits and other legal proceedings can involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty or fine. As a smaller company, the collective costs of litigation proceedings can represent a drain on our cash resources, as well as an inordinate amount of management’s time and attention. Moreover, an adverse ruling in respect of certain litigation could have a material adverse effect on our results of operation and financial condition, which could have a material adverse effect on the utility, acceptance or value of the BCOT Security Tokens.

Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.

We are subject to income taxes in the United States and other foreign jurisdictions. Our effective income tax rate could be adversely affected in the future by a number of factors, including: changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws (including changes to the tax treatment of digital assets). We intend to regularly assess all of these matters to determine the adequacy of our tax provision, but changes in applicable tax regulations or unanticipated tax-related liabilities and costs could have a material adverse effect on our ability to implement our business plans with a corresponding negative impact on the utility, acceptance or value of the BCOT Security Tokens.

We may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales, which could harm our business.

State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to SaaS products or digital assets in various jurisdictions is unclear. Further, these jurisdictions’ rules regarding tax nexus vary significantly and are complex. As such, we could face possible tax assessments and audits or increased costs associated with compliance. A successful assertion, by any of these taxing authorities, that we should be collecting additional sales, use, value added or other taxes in jurisdictions where we have not historically done so and do not accrue for such taxes could result in tax liabilities and related penalties for past sales, discourage customers from purchasing our products or otherwise harm our business and operating results or the value of the BCOT Security Tokens.

Currency exchange rate fluctuations may disrupt our business and make our products less competitive, having a material adverse impact on our business.

We expect a substantial amount of our future revenue to arise from foreign net sales. This is due to the majority of BCOT Security Tokens and license sales occurring outside of the United States during the token’s presale phase. Blockchain of Things, Inc. had approximately 1,384 BCOT Security Tokens buyers and 378 individuals who purchased and are entitled to use the Catenis Product on an annual license. Products and services sold by our Company and the cost of these products may be affected by relative changes in the value of the local currencies of our subsidiaries. Price increases caused by currency exchange rate fluctuations may make our products and services less competitive or have an adverse effect on our net revenues, margins and operating results. As a result, currency fluctuations may have a material adverse effect on our financial condition.

Our management team has limited experience managing a reporting company, and regulatory compliance may divert its attention from the day-to-day management of our business.

The individuals who now constitute our management team have limited experience managing a publicly-traded company and limited experience complying with the increasingly complex laws pertaining to reporting companies. Our management team may not successfully or efficiently manage a reporting company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws. In particular, these new obligations will require substantial attention from our senior management and could divert their attention away from the day-to-day management of our business.

Because we do not have nomination and corporate governance, audit or compensation committees, you will have to rely on the board of directors to perform these functions.

Our Company does not have a nomination and corporate governance, audit or compensation committee and these functions are performed by the board of directors as a whole. Thus, there is a potential conflict in that the board member who is also part of management will participate in discussions concerning management compensation and audit issues that may affect management decisions. These decisions may not be in your best interests.

Our Company has limited the liability of its board of directors and management.

Our Articles of Incorporation limit the liability of our directors generally provides that directors shall have no personal liability to us or its stockholders (which likely would include BCOT Security Tokens holders) for monetary damages for breaches of their fiduciary duties as directors, except pursuant to applicable Delaware law. Our bylaws provide for indemnification by us of our officers and directors to the fullest extent permitted by Delaware corporate law. Such provisions substantially limit BCOT Security Tokens holders’ ability to hold directors liable for breaches of fiduciary duty. Additionally, it is unclear if an issuer of digital tokens would owe any fiduciary obligations to its token holders.

We will incur increased costs as a result of operating as a reporting company, and our management will be required to devote substantial time to new compliance initiatives.

We will incur certain costs of compliance with applicable SEC reporting rules and regulations including, but not limited to attorneys’ fees, accounting and auditing fees, other professional fees and Sarbanes-Oxley Act of 2002 (“SOX”) compliance costs. However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, our Company intends to take advantage of certain exemptions from various reporting requirements that are applicable to other reporting companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of SOX, reduced disclosure obligations regarding executive compensation in our Company’s periodic reports and other SEC filings, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the following December 31. After, and if ever, the Company is no longer an “emerging growth company,” it expects to incur significant additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not “emerging growth companies,” including Section 404 of SOX.

Our internal controls over financial reporting may not be effective and its independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on the Company’s business and reputation.

Pursuant to Section 404 of SOX, the Company will be required to furnish a report by its management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by its independent registered public accounting firm. To achieve compliance with Section 404 of SOX within the prescribed period, we will be engaged in a process to document and evaluate its internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and counsel and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that it will be able to conclude within the prescribed timeframe that its internal control over financial reporting is effective as required by Section 404 of SOX. As a result, BCOT Security Tokens could decline in value due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving its internal control system and the hiring of additional personnel. Any such action could negatively affect the Company’s results of operations and cash flows.

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected, including our ability to promote the utility and acceptance of the BCOT Security Tokens.

RISKS RELATED TO OUR INFORMATION TECHNOLOGY

Interruption or failure of our information technology and communications systems could impair our operations, which could damage our reputation and harm our results of operations.

Our success and ability to process transactions and provide high quality customer service depend on the efficient and uninterrupted operation of our computer server and information technology systems. The failure of our computer systems and information technology to operate effectively or to integrate with other systems, performance inadequacy, or breach in security may cause interruptions in the availability of our platform, functionality of the BCOT Security Tokens wallet, delays in product fulfillment, and reduced efficiency of our operations as well as reputational harm. Any failures, problems, or security breaches may mean that fewer customers are willing to use and purchase the services and products we offer. Factors that could occur and significantly disrupt our operations include: system failures and outages caused by fire, floods, earthquakes, power loss, telecommunications failure sabotage, terrorist attacks and similar events, software errors, computer viruses, physical or electronic break-ins, and breaches of our customers’ personal information such as credit card numbers, passwords, or other personal information. Also, if too many customers attempt to use the Catenis platform within a short period of time due to any reason, we may experience system interruptions that make our services unavailable or prevent us from efficiently completing webservices transactions, which will harm our reputation and adversely affect our operations.

Any disruptions or service interruptions that affect our existing and planned platform could damage our reputation, require us to spend significant capital and other resources and expose us to a risk of loss or litigation and possible liability. Any of the above disruptions could harm our results of operations or the utility, acceptance or value of the BCOT Security Tokens.

Unauthorized disclosure, destruction or modification of data, through cybersecurity breaches, computer viruses or otherwise or disruption of our services could expose us to liability, protracted and costly litigation and damage our reputation.

Our business involves the collection, storage, processing, and transmission of customers’ personal data, including names, addresses, identification numbers, credit or debit card numbers, expiration dates, and bank account numbers. An increasing number of organizations, including large merchants and businesses, other large technology companies, financial institutions and government institutions, have disclosed breaches of their information technology systems, some of which have involved sophisticated and highly targeted attacks, including on portions of their websites or infrastructure. We could also be subject to breaches of security by hackers. Threats may occur by human error, fraud, or malice on the part of employees or third parties, or may result from accidental technological failure. Concerns about security are increased when we transmit information. Electronic transmissions can be subject to attack, interception or loss. Also, computer viruses and malware can be distributed and spread rapidly over the internet and could infiltrate our systems or those of our associated participants, which can impact the confidentiality, integrity and availability of information, and the integrity and availability of our products, services and systems, among other effects. Denial of service or other attacks could be launched against us for a variety of purposes, including interfering with our services or creating a diversion for other malicious activities. These types of actions and attacks could disrupt our delivery of products and services or make them unavailable, which could damage our reputation, force us to incur significant expenses in remediating the resulting impacts, expose us to uninsured liability, subject us to lawsuits, fines or sanctions, distract our management, or increase our costs of doing business and thereby reduce the value of the BCOT Security Tokens.

As part of our business operations, we share information with third parties, including commercial partners, third-party service providers and other agents, who collect, process, store, and transmit sensitive data. Given the rules established by the payment scheme settlors, and applicable regulations, we may be held responsible for any failure or cybersecurity breaches attributed to these third parties insofar as they relate to the information we share with them. The loss, destruction, or unauthorized modification of data of the end users of payment services (e.g., payers, receivers, cardholders, merchants, and those who may hold funds and balance in their accounts) by us or our third-party service providers and other agents or through systems we provide could result in significant fines, sanctions, and proceedings or actions against us by the payment systems, governmental bodies or third parties, which could have a material adverse effect on our business, financial condition, and results of operations. Any such proceeding or action, and any related indemnification obligation, could damage our reputation, force us to incur significant expenses in defense of these proceedings, distract our management, increase our costs of doing business, or result in the imposition of financial liability.

Our encryption of data and other protective measures may not prevent unauthorized access or use of sensitive data. A breach of our system or that of one of our associated participants may subject us to material losses or liability, including payment scheme fines, assessments and claims for unauthorized purchases with misappropriated credit, debit or card information, impersonation, or other similar fraud claims. A misuse of such data or a cybersecurity breach could harm our reputation and deter merchants from using electronic payments generally and our products and services specifically, thus reducing our revenue. In addition, any such misuse or breach could cause us to incur costs to correct the breaches or failures, expose us to uninsured liability, increase our risk of regulatory scrutiny, subject us to lawsuits, result in the imposition of material penalties and fines under state and federal laws or regulations or by the payment systems.

We cannot assure that there are written agreements in place with every associated participant or that such written agreements will prevent the unauthorized use, modification, destruction or disclosure of data or enable us to obtain reimbursement from associated participants in the event we should suffer incidents resulting in unauthorized use, modification, destruction or disclosure of data. In addition, many of our associated participants are small- and medium-sized agents that have limited competency regarding data security and handling requirements and may thus experience data losses. Any unauthorized use, modification, destruction or disclosure of data could result in protracted and costly litigation, which could have a material adverse effect on our business, financial condition, results of operations and the value of the BCOT Security Tokens.

Cybersecurity incidents are increasing in frequency and evolving in nature and include, but are not limited to, installation of malicious software, unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. Given the unpredictability of the timing, nature and scope of information technology disruptions, there can be no assurance that the procedures and controls we employ will be sufficient to prevent security breaches from occurring and we could be subject to manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our business, financial condition, results of operations and the value of the BCOT Security Tokens.

Unauthorized disclosure of sensitive or confidential customer information or our failure or the perception by our customers that we failed to comply with privacy laws or properly address privacy concerns could harm our business and standing with our customers.

We collect, store, process, and use certain personal information and other user data in our business operations. A significant risk associated with payment processing, e-commerce and communications is the secure transmission of confidential information over public networks. The perception of privacy concerns, whether or not valid, may harm our business and results of operations. We must ensure that all processing, collection, use, storage, dissemination, transfer and disposal of data for which we are responsible comply with relevant data protection and privacy laws. The protection of our customer, employee and our data is critical to us. We rely on commercially available systems, software, tools and monitoring to provide secure processing, transmission and storage of confidential customer information, such as credit card and other personal information. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, or other similar events. Any security breach, or any perceived failure involving the misappropriation, loss or other unauthorized disclosure of confidential information, as well as any failure or perceived failure to comply with laws, policies, legal obligations or industry standards regarding data privacy and protection, whether by us or our vendors, could damage our reputation, expose us to litigation risk and liability, subject us to negative publicity, disrupt our operations and harm our business. Our security measures may fail to prevent security breaches, which could harm our business.

We have business systems that do not have full redundancy.

While much of our processing infrastructure is located in multiple, redundant data centers, we have some core business systems that are located in only one facility and do not have redundancy. An adverse event, such as damage or interruption from natural disasters, power or telecommunications failures, cybersecurity breaches, criminal acts and similar events, with respect to such systems or the facilities in which they are located could impact our ability to conduct business and perform critical functions, which could negatively impact our financial condition and results of operations.

Administration and accounting functions of the business mostly rely on both the CEO and CFO who manage and maintain the company’s records on computers along with backup drives. These administrative functions are located in a single facility without any external redundancy beyond those locations. Additionally, being a smaller company much of the intellectual knowledge of running the company’s everyday tasks is concentrated with both of these individuals. If one of these individuals suffered from a health risk or death it could significantly impact the ability of the company to remain viable.

We have only a limited ability to protect our intellectual property rights, which are important to our success.

The Blockchain of Things and BCOT Security Tokens brands are critically important to our business. The protection of our intellectual property, including our trademarks, any future patents, copyrights, domain names, trade dress, and trade secrets, is critical to our success. We seek to protect our intellectual property rights by relying on applicable laws and regulations, as well as a variety of administrative procedures. We also rely on contractual restrictions to protect our proprietary rights when offering or procuring products and services, including confidentiality agreements with parties with whom we conduct business.

The contractual provisions that we enter into with employees, consultants, vendors, and customers may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. Moreover, policing unauthorized use of our technologies, services and intellectual property is difficult, expensive and time consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States, and where mechanisms for enforcement of intellectual property rights may be weak. We may be unable to determine the extent of any unauthorized use or infringement of the Blockchain of Things or BCOT Security Tokens brands, our technologies or our intellectual property rights. Any failure to protect or enforce our intellectual property rights adequately, or significant costs incurred in doing so, could materially harm our business.

As the number of products in the software industry increases and the functionalities of these products further overlap, and as we acquire technology through acquisitions or licenses, we may become increasingly subject to infringement claims, including patent, copyright, and trademark infringement claims. We may be required to enter into litigation to determine the validity and scope of the patents or other intellectual property rights of others. The ultimate outcome of any allegation is uncertain and, regardless of the outcome, any such claim, with or without merit, may be time-consuming, result in costly litigation, divert management’s time and attention from our business, require us to stop selling, or redesign our products, or require us to pay substantial amounts to satisfy judgments or settle claims or lawsuits or to pay substantial royalty or licensing fees, or to satisfy indemnification obligations that we have with some of our customers. Our failure to obtain necessary license or other rights, or litigation or claims arising out of intellectual property matters, may materially harm our business or affect the utility, acceptance or value of the BCOT Security Tokens.

A loss of confidence in our security system, or a breach of our security system, may adversely affect us and the value of our BCOT Security Tokens.

We plan to take measures to protect us and BCOT Security Tokens and other cryptocurrency assets owned or held by us from unauthorized access, damage or theft. However, regulations and commercial best practices for the storage and safeguarding of digital assets are ill-defined. Therefore, it is possible that our security measures or digital asset custody procedures may not prevent the improper access to, or damage or theft of BCOT Security Tokens and other cryptocurrency assets held by us. A security breach could harm our reputation or result in the loss of some or all of the BCOT Security Tokens and other cryptocurrency assets owned by us. A resulting perception that our measures do not adequately protect our cryptocurrency assets could adversely affect us and the value of BCOT Security Tokens generally.

GENERAL RISKS RELATED TO OWNING BCOT SECURITY TOKENS

The prices of cryptocurrencies are extremely volatile.

Fluctuations in the price of cryptocurrencies could subject BCOT Security Tokens to significant price volatility. The price of cryptocurrencies, including BCOT Security Tokens, is affected by many factors beyond our control including global supply and demand, the expected future price, inflation expectations, interest rates, currency exchange rates, fiat currency withdrawal and deposit policies at virtual token exchanges, interruptions in service or failures of such exchanges, investment and trading activities of large holders of cryptocurrencies, government monetary policies, regulatory measures that restrict the use of cryptocurrencies and global political, economic or financial events. In addition, a decrease in the price of one cryptocurrency may cause volatility in the entire cryptocurrency industry, including the BCOT Security Tokens. For example, a security breach that affects investor or user confidence in Bitcoin may affect the industry as a whole and may also cause the price of BCOT Security Tokens and cryptocurrencies to fluctuate dramatically.

The regulatory regime governing cryptocurrencies is still developing, and regulatory changes or actions may alter the nature of an investment in BCOT Security Tokens or restrict the use of BCOT Security Tokens in a manner that adversely affects holders and our business plans.

The regulation of cryptocurrencies and cryptocurrency exchanges are currently under-developed and likely to rapidly evolve and vary significantly among U.S. and non-U.S. jurisdictions, and are subject to significant uncertainty. As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies, with certain governments deeming them illegal while others have allowed their use and trade. Various legislative and executive bodies in the United States, and other countries, are, or are considering, enacting laws, regulations, guidance, or other actions, which could adversely impact us and the value of BCOT Security Tokens. Our failure to comply with any laws, rules and regulations, some of which may not exist yet or are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including criminal and civil penalties and fines against us. The variation among applicable laws and regulations across multiple jurisdictions may result in materially different consequences to holders of BCOT Security Tokens based upon their respective country of residence. New or changing laws and regulations or interpretations of existing laws and regulations (whether in the U.S. or elsewhere) could have material adverse consequences to you and us, including, but not limited to: our ability to issue BCOT Security Tokens and utilize BCOT Security Tokens as part of our business plan, the transferability of BCOT Security Tokens, the value of BCOT Security Tokens, the liquidity and market price of BCOT Security Tokens, and your ability to access marketplaces that trade BCOT Security Tokens.

The development and acceptance of transactions in cryptocurrencies are subject to a variety of factors that are difficult to evaluate.

The use of cryptocurrencies to buy and sell goods and services and complete transactions is part of a new and rapidly evolving industry, and the continued growth of this industry and the use of cryptocurrencies is subject to a high degree of uncertainty. The slowing or stopping of the development or acceptance of cryptocurrencies could have a material adverse effect on our plan of business, and we cannot assure you this will not occur. Factors that could affect the expansion or contraction of the use of cryptocurrencies and our related business plans, but are not limited to:

▪	Continued worldwide growth in the adoption and use of cryptocurrencies;

▪	Governmental and quasi-governmental regulation of cryptocurrencies and their use, or restrictions on or regulation of access to and operation of cryptocurrency systems;

▪	The maintenance and development of the open-source software protocol on which many cryptocurrencies are dependent;

▪	The availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;

▪	General economic conditions and the regulatory environment relating to cryptocurrencies (whether in the U.S. or elsewhere); and

▪	Negative consumer sentiment and perception of cryptocurrencies in general.

We cannot predict with certainty any outcome regarding use of cryptocurrencies, and any of the above factors may have a material adverse effect on our business and the price of BCOT Security Tokens.

BCOT Security Tokens might be used for illegal or improper purposes, which could expose us to additional liability and harm our business.

BCOT Security Tokens may be susceptible to potentially illegal or improper uses as criminals are using increasingly sophisticated methods to engage in illegal activities involving internet services, such as money laundering, terrorist financing, drug trafficking, other online misconduct. BCOT Security Token holders may also encourage, promote, facilitate, or instruct others to engage in illegal activities or improper conduct. Despite measures we intend to take to detect and lessen the risk of this kind of conduct, we cannot assure you that these measures will stop all illegal or improper uses of BCOT Security Tokens. Our or the value of BCOT Security Tokens business could be harmed if customers use our platform for illegal or improper purposes.

Incorrect or fraudulent BCOT Security Token transactions may be irreversible.

BCOT Security Token transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction. In theory, BCOT Security Token and other cryptocurrency transactions may be reversible with the control or consent of a majority of processing power on the network. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of a BCOT Security Token or other cryptocurrency or the theft of a BCOT Security Token or other cryptocurrency generally will not be reversible, and we may not be capable of seeking compensation for any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, BCOT Security Tokens could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. Such events on a large enough scale would have a material adverse effect on our operations and the value of BCOT Security Tokens.

BCOT Security Tokens may be subject to loss, damage, theft or restriction on access, which could decrease the value of BCOT Security Tokens.

A private key, or a combination of private keys, will be necessary to control the BCOT Security Tokens stored in a digital wallet. Accordingly, any loss of the requisite private keys will result in loss of the BCOT Security Tokens, and they likely would not be recoverable. Moreover, any third party that gains access to such private keys, including by gaining access to login credentials of a hosted wallet service, could steal the BCOT Security Tokens. Any errors or malfunctions caused by or otherwise related to your digital wallet to receive and store BCOT Security Tokens, including failure to properly maintain or secure such digital wallet, may also result in your complete loss of BCOT Security Tokens. If you lose access to your BCOT Security Tokens, you could suffer a complete loss and would have no rights to seek any recovery from us.

If part or all of the BCOT Security Tokens are lost, stolen or destroyed under circumstances rendering a party liable to us, the responsible party may not have the financial resources sufficient to satisfy our claim. For example, as to a particular event of loss, the only source of recovery for us might be the responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of our company. Furthermore, we are not aware of any U.S. or foreign governmental, regulatory, investigative, or prosecutorial authority or mechanism through which to bring an action or complaint regarding missing or stolen cryptocurrencies. Consequently, we may be unable to replace missing BCOT Security Tokens or seek reimbursement for any erroneous transfer or theft of BCOT Security Tokens. To the extent that we are unable to seek redress for such action, error or theft, such loss could decrease the value of BCOT Security Tokens.

The BCOT Security Tokens are subject to risks of uninsured losses.

Unlike bank accounts or accounts at some other financial institutions, BCOT Security Tokens are uninsured unless you specifically obtain private insurance to insure them. Thus, in the event of loss or loss of utility value, there is no public insurer, such as the Federal Deposit Insurance Corporation, or private insurance arranged by us, to offer recourse to you.

Trading or holding BCOT Security Tokens could expose you to various cyber security risks.

Trading platforms and third-party service providers may be vulnerable to hacking or other malicious activity. As with any computer code generally, flaws in cryptocurrency codes, such as BCOT Security Tokens, may be exposed to such negative activities. Several errors and defects have been found previously, including those that disabled some functionality for users of cryptocurrency trading platforms and exposed such users’ personal information. Flaws in and exploitations of the source code allowing malicious actors to take or create money have previously occurred. While we have taken steps to protect BCOT Security Tokens from hacks and have actively engaged in the development of the backup systems for BCOT Security Tokens, we are not immune to changes that effect the entire blockchain ecosystem or industry. Such changes as being subject to a hacking event could adversely affect us in unpredictable ways, including adversely affecting the utility, acceptance and value of the BCOT Security Tokens.

Neither you, as a holder of BCOT Security Tokens, nor our Company, will have control over the Bitcoin blockchain framework.

BCOT Security Tokens are comprised of technologies that depend on the Bitcoin blockchain protocol to run certain software programs to process transactions. Because of this decentralized model, we and holders of BCOT Security Tokens have limited or no control over the Bitcoin network, which has its independent and separate governance protocols and rules.  Changes to the protocol governing the Bitcoin network or its declining use or acceptance may have a material adverse effect on the utility, acceptance and value of BCOT Security Tokens.

The open-source structure of portions of the Bitcoin blockchain protocol means that our network may be susceptible to developments by users or contributors who could damage our network and our reputation and could affect the utilization of the network and the BCOT Security Tokens.

Our network operates based on the Bitcoin blockchain protocol, portions of which are open-source. Our network will not be represented, maintained or monitored by an official organization or authority.  The open-source nature of portions of the Bitcoin protocol means that it may be difficult for our company or contributors to maintain or develop our network, and we may not have adequate resources to address emerging issues or malicious programs that develop within the network adequately or in a timely manner.  Third parties not affiliated with our company may introduce weaknesses or bugs into the core infrastructure elements of the network and open-source code which may negatively impact the network.  Such events may result in a loss of trust in the security and operation of our network and a decline in user activity and could negatively impact the market price of the BCOT Security Tokens.  Additionally, because the protocol and other portions of our network’s technology is open-source, anyone can copy and disseminate the source code either in the same form or with modifications as a “fork.”

The tax treatment of BCOT Security Tokens is uncertain, and developments in tax laws could impact the tax treatment of BCOT Security Tokens.

The tax characterization of BCOT Security Tokens is uncertain, and you must seek your own tax advice in connection with your purchase, holding, use, sale or exchange of BCOT Security Tokens or the consequences of participating in the Claims Process. You should consult with and must rely upon the advice of your own professional tax advisors with respect to the United States and non-U.S. tax treatment of your purchase, holding, use, sale or exchange of BCOT Security Tokens. Transactions involving digital currencies or tokens, are relatively new. It is possible that the Internal Revenue Service (“IRS”) may challenge Company’s intended treatment of the BCOT Security Tokens, and that the tax consequences of purchasing or holding BCOT Security Tokens could differ materially from those anticipated by our Company. We are providing no assurances or representations of any kind regarding any potential tax consequences related to purchasing, holding, using, selling or exchanging BCOT Security Tokens. Federal or state legislation may be enacted, or guidance may be issued, by the IRS (or other governmental authorities), possibly with retroactive effect, impacting your tax obligations with respect to the BCOT Security Tokens. Future changes in the tax laws (or future administrative or judicial interpretations) could materially and negatively impact your tax treatment with respect to the BCOT Security Tokens.  We make no representation or warranty as to the applicability of any particular tax regime to the BCOT Security Tokens, to the timing of any taxable event with respect to the BCOT Security Tokens or to the method of calculation of any such taxes.

SPECIFIC RISKS RELATED TO OWNING BCOT SECURITY TOKENS

The BCOT Security Tokens have negligible utility.

Today beyond the use of the token to purchase a Catenis license and Catenis credits the tokens can only be used to peer-to-peer transferring amongst owners of the tokens and potential buyers. Aside from these utilities, the BCOT Security Tokens have negligible utility. All other functionality described in the registration statement may never be available. For additional information please see the section titled: “Description of Registrant’s Securities to be Registered.”

Holders of BCOT Security Tokens do not have rights as stockholders of our Company

BCOT Security Tokens are not capital stock, and do not currently provide holders with any type of (i) dividend rights; (ii) equity or debt conversion; (iii) sinking fund provisions; (iv) redemption provisions; (v) voting rights (vi) liquidation rights; or (vii) preemption rights, that are typically conferred upon the holders of capital stock. See “Description of Registrant’s Securities to be Registered.”

BCOT Security Tokens are subject to transfer restrictions.

BCOT Security Tokens are subject to restrictions on their transfer, including restrictions imposed by the Securities Act or similar state securities laws, therefore, they cannot be sold unless they are subsequently registered under the Securities Act and other applicable securities laws or an exemption from registration is available. If we determine to register your BCOT Security Tokens under the Securities Act, significant delays in the transferability of BCOT Security Tokens could occur, and we likely would incur additional material expenses. Also, if we issue additional BCOT Security Tokens under our reward program, we would be required to comply with an exemption from registration under the Securities Act, which contains a number of transfer and other restrictions that will be imposed on the BCOT Security Tokens. Any restrictions on BCOT Security Tokens, regardless of form, could have an adverse effect on our ability to issue BCOT Security Tokens and utilize BCOT Security Tokens as part of our business plan, the transferability of BCOT Security Tokens, the value of BCOT Security Tokens, the liquidity and market price of BCOT Security Tokens, and your ability to access marketplaces that trade BCOT Security Tokens.

Further, the market price of BCOT Security Tokens may decline when the transfer restrictions or other restrictions on of BCOT Security Tokens lapse. Also, if you are not a participant in our rewards program, the additional BCOT Security Tokens issued could dilute your BCOT Security Tokens ownership interest.

There is currently no public trading market for BCOT Security Tokens and an active and liquid trading market for BCOT Security Tokens may take long to develop.

BCOT Security Tokens are not listed on any securities or, to our knowledge, any cryptocurrency exchange or other established public trading market. Currently, BCOT Security Tokens have not been accepted for listing on any securities or cryptocurrency exchange or other established public trading market. Due to the rapidly evolving regulatory climate regarding cryptocurrencies that are securities, we cannot estimate when BCOT Security Tokens will be listed on any securities or cryptocurrency exchange or other established public trading market within the U.S., or if listed, an active and liquid trading market for BCOT Security Tokens will ever develop or be sustained.

Currently, many crypto sector platforms have designs to be approved as “alternative trading systems” or ATSs. An ATS can be very similar to an exchange with a different set of reporting requirements which are not quite as stringent. Periodically, the SEC updates the list of ATSs’ with a form ATS on file. As we understand it, there is a backlog of broker dealer platforms seeking ATS licenses. We have plans to secure a secondary trading market for our BCOT Security Tokens, perhaps on one of these ATS platforms. However, some of these ATSs require an issuer to pay material fees to list their tokens.  These ATSs are in the beginning stages, and we are mindful that this industry is developing and it may be some time before we find an approved platform to use. If we elect in the future to be listed on such exchanges, the applicable listing fees could have a material adverse impact on our revenues or our ability to implement our business plans. The lack of an active and liquid trading market may impair your ability to sell your BCOT Security Tokens at the time you wish to sell them or at a price that you consider reasonable.

Our BCOT Security Tokens network may not be widely adopted and may have limited number of active users.

It is possible that our network may not become popular or be used by a large number of individuals, companies and other entities or that there will be limited public interest in the creation and development of its ecosystems. Such lack of use or interest could negatively impact the growth and development of the network and the potential value of BCOT Security Tokens.  Additionally, existing and future regulations, whether in the U.S. or elsewhere, may materially hinder the launch of such application or constrain its adoption.

Alternative networks may be established that compete with or are more widely used than our network.

It is possible that alternative networks could be established that utilize the same or similar proprietary code and protocol underlying our network and attempt to facilitate services that are materially similar to our platform. Our network may compete with, or be surpassed or superseded by, these alternative networks, which could negatively impact our network, our platform and the value of the BCOT Security Tokens.

BCOT Security Tokens may be subject to rules related to low-priced equity securities, which may make it harder for you to sell your BCOT Security Tokens.

The regulation of cryptocurrencies and cryptocurrency exchanges are currently under-developed and likely to rapidly evolve and are subject to significant uncertainty. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks,” and it is possible that BCOT Security Tokens may become subject to penny stock rules in the future. Penny stocks are defined by law generally as equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules place additional responsibilities on broker-dealers effecting transaction in such securities. If BCOT Security Tokens become subject to the penny stock rules in the future, these requirements may have the effect of reducing the level of trading activity in BCOT Security Tokens on any securities or cryptocurrency exchange that list the BCOT Security Tokens, which could reduce the value of the BCOT Security Tokens.

Use of BCOT Security Tokens is governed by our BCOT Security Tokens Terms & Conditions, which may be amended by our Company at any time in our sole discretion.

The use of BCOT Security Tokens is governed by our BCOT Security Tokens Terms & Conditions, and we may amend or revise the BCOT Security Tokens Terms & Conditions at any time without your consent. Amendments may include imposing restrictions on the transfer or use of the BCOT Security Tokens, which could have a material adverse effect on the value of the BCOT Security Tokens or may result in the BCOT Security Tokens not having the functional utility described in our current business plan.

RISKS RELATED TO OUR CLAIMS PROCESS

We may continue to have potential liability even after this Claims Process is made due to our issuances of securities in possible violation of the federal and state securities laws.

The Securities Act does not expressly provide that our Claims Process will terminate a purchaser's right to rescind a sale of stock that was not registered or exempt from the registration requirements of the Securities Act. Accordingly, if you affirmatively reject or fail to accept the Claims Process, you may have a right of rescission under the Securities Act after the expiration of the Claims Process. SEC staff takes the position that a person's federal right of rescission may survive the Claims Process. Should any offerees reject the Claims Process, expressly or by failing to timely and properly return a claim form, we may continue to be potentially liable under the Securities Act for the purchase price or for certain losses if the BCOT Security Tokens have been sold.

We cannot determine whether the amounts you would receive in the Claims Process would be greater or less than the actual value of the BCOT Security Tokens, and you may experience financial loss whether you accept or reject the Claims Process.

BCOT Security Tokens are currently not listed on any securities or cryptocurrency exchange or other established public trading market, but we will use our reasonable best efforts to create a public trading market for our BCOT Security Tokens in the future in compliance with all applicable current and future regulations; although no assurances can be made that we can do so at this time. Due to the rapidly evolving regulatory climate regarding cryptocurrencies that are securities, we cannot estimate when, if ever, BCOT Security Tokens will be listed on any securities or cryptocurrency exchange or other established public trading market within the U.S., or if listed, an active and liquid trading market for BCOT Security Tokens will ever develop or be sustained. Any public trading market for our BCOT Security Tokens that we create in the future will be done pursuant to applicable rules and regulations. The amount you will receive in the Claims Process is fixed at the price(s) you paid for your BCOT Security Tokens in the ICO, plus interest, less the amount of any income received thereon, and is not tied to any future value of BCOT Security Tokens if and when a public trading market for the BCOT Security Tokens ever resumes. As a result, if you reject the Claims Process, you risk not receiving any financial benefit from your investment in the BCOT Security Tokens. Alternatively, if you accept the Claims Process and following your acceptance of the Claims Process a public trading market resumes for BCOT Security Tokens and the market value for BCOT Security Tokens increases due to the implementation of our business plan or for other reasons, you risk not receiving the benefits of any such price appreciation. As a result, you may experience financial loss regardless of whether you accept or reject the Claims Process.

The Claims Process could have a material impact on our financial condition and liquidity.

The Claims Process will be funded from our existing cryptocurrency balance. If all or a significant portion of the persons eligible to participate in the Claims Process submit valid claims, the Claims Process rights would reduce our liquidity and financial resources and may adversely affect our future growth as well as our financial condition and results of operations, and we may be forced to cease our operations in the event we cannot find additional capital. We cannot estimate with any certainty the probable amount that we may be required to pay pursuant to the Claims Process.

We are unable to quantify the extent of any monetary damages that we might incur if monetary fines were imposed, rescission were required, or one or more other claims were successful. As of the date of the Registration Statement, we are not aware of any new pending or threatened claims that we violated any federal or state securities laws. However, we cannot assure you that any such claim will not be asserted in the future or that the claimant in any such action will not prevail. If the payment of rescission claims or fines is significant, it could have a material adverse effect on our cash flow, financial condition or prospects.

We may have insufficient funds to satisfy claims made under the Claims Process.

There is a risk to Claimants that we may not have sufficient funds to satisfy their claims. In exchange for the BCOT Security Tokens, the Company, beginning in December 2017 through early July 2018, obtained Ether, Bitcoin, Bitcoin Cash and Tether from customers totaling approximately $11,863,530 and cash of $609,670, of which $91,100 was received in December 2017. The company only presently holds USD $1,362,066 current value of digital currency as of December 31, 2020. This is a substantial amount less than required to satisfy all of all claimants. Any shortfall from our ability to address all claims could cause the company to seek bankruptcy protection. We may:

1.       have to cease operations, in which case we may file a petition for bankruptcy in U.S. Bankruptcy Court under Chapter 7, whereby a trustee will be appointed to sell off our assets, and the money will be used to pay off our debts in order of their priority. Claimant’s priority, as a BCOT Security Token holder seeking a refund claim, should be equal to all of the Company’s other unsecured creditors; or

2.       file a petition for bankruptcy in U.S. Bankruptcy Court under Chapter 11 to restructure our debt, including our debt to claimants, as a BCOT Security Token holder seeking a refund claim. Claimant’s priority, as a BCOT Security Tokens holder seeking a refund claim, should be equal to all of the Company’s other unsecured creditors. The Chapter 11 reorganization plan will describe claimant’s rights as a BCOT Security Tokens holder and what claimant can expect to receive, if anything, from the Company.

Item 1B. Unresolved Staff comments

None

Item 2. Properties

We own no real property. We lease space for our principal offices at 747 3rd Avenue, New York, New York 10017. We pay $105 per month for this space and it suits our needs at the present time.

Item 3. Legal Proceedings

SEC Settlement

In conjunction with the SEC Settlement Agreement, Potential BCOT Security Tokens Claimants are entitled to a refund in the amount of consideration paid, plus interest, less the amount of any income received thereon. We expect to calculate interest by using the average yield of the 1-year US Treasury note which for December, 2019 is 1.55%. The SEC Settlement Agreement required the Company to distribute by electronic means claim forms to the Potential BCOT Security Tokens Claimants within 60 days of the filing of the Company’s registration statement on Form 10 or on the date 7 days after the Form 10 becomes effective (the effective date), whichever is sooner; The Potential BCOT Security Tokens Claimants must submit claims forms by the claim form deadline; said Claim Form Deadline shall be the earlier of three (3) months from the date that the Division of Corporation Finance notifies Respondent that the Division’s review of the Form 10 has been concluded or six (6) months from the Effective Date.

Specifically, pursuant to the Order of the SEC, our Company agreed to the following:

1)	File a press release within 14 days of the Order.

2)	File this Registration Statement within 120 days of the Order.

3)	Distribute a claim form and post the same to our website no later than 60 calendar days after the date of the filing of this Registration Statement, or on the date 7 days after the Registration Statement becomes effective, whichever date is sooner, informing all persons and entities that purchased BCOT Security Tokens from us of their potential claims under Section 12(a) of the Securities Act, including the right to sue to recover the consideration paid for the BCOT Security Tokens with interest thereon and further informing purchasers that they may submit the written claim form to us within 3 months (the “Claim Form Deadline”). On July 28, 2020, the SEC granted the Company an extension of three weeks, or until August 21, 2020, to mail out the Claims Forms to Potential BCOT Security Tokens Claimants. The Company distributed by electronic means the notice and claim form on August 21, 2020.

4)	Maintain the Registration and make timely reports under the Securitas Exchange Act of 1934, as amended (the “Exchange Act”) at least until the later of (1) the Claims Form Deadline; (2) such time as we have filed all reports required for the fiscal year within which the Registration Statement became effective; and (3) such time as we are eligible to terminate our registration pursuant to Rule 12g-4 under the Exchange Act.

5)	Pay the amounts due under Section 12(a) of the Securities Act to each purchaser using the claim form within 3 months of the Claim Form Deadline.

6)	Submit to the SEC a monthly report of the claims received and the claims paid.

7)	Submit a final report of the handling of all claims within 7 months.

8)	Pay a civil monetary penalty in the amount of $250,000 to the SEC.

On April 14, 2020, we requested that the Division of Enforcement at the SEC grant us an extension of time to file our Form 10 registration statement. On April 15, 2020, the SEC granted our request for an extension of 46 additional days. Accordingly, we are required to file the Form 10 registration statement by no later than June 1, 2020.

The total amount of Digital Assets received from the Potential BCOT Security Tokens Claimants was approximately $12M which, upon receipt, was recorded as a liability (BCOT obligation) in the accompanying consolidated balance sheets. The total payments related to the Claims Process could exceed the BCOT obligation reported in our consolidated balance sheets, however a reasonable estimate of the possible losses or range of possible losses cannot be made at this time. Our Company believes that the maximum amount payable is the amount received in the ICO (approximately $12.4 million) plus interest. We expect to calculate interest by using the average yield of the 1-year US Treasury note which for December, 2019 is 1.55%.

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

In the event our Company is unable to raise additional debt or equity financing, we may:

1.	have to cease operations, in which case we may file a petition for bankruptcy in U.S. Bankruptcy Court under Chapter 7, whereby a trustee will be appointed to sell off our assets, and the money will be used to pay off our debts in order of their priority. Your priority, as a BCOT Security Tokens holder seeking a refund claim, should be equal to all of the Company’s other unsecured creditors; or

2.	file a petition for bankruptcy in U.S. Bankruptcy Court under Chapter 11 to restructure our debt, including our debt to you, as a BCOT Security Tokens holder seeking a refund claim. Your priority, as a BCOT Security Tokens holder seeking a refund claim, should be equal to all of the Company’s other unsecured creditors. The Chapter 11 reorganization plan will describe your rights as a BCOT Security Tokens holder and what you can expect to receive, if anything, from the Company.

While we are uncertain whether any U.S. Bankruptcy Court has rendered any decision with respect to the treatment of tokens or digital assets in a bankruptcy context, we believe BCOT Security Tokens should not be viewed as analogous to more traditional securities (i.e. capital stock, debt securities, warrants, etc.) as the BCOT Security Tokens currently lack the traditional features of such securities. For example, the BCOT Security Tokens do not currently convey any dividend, distribution, voting, liquidation or preemption rights to their holders. Similarly, BCOT Security Tokens holders have no property, license or other right whatsoever with respect to any software that now exists or may ever be developed by the Company.

In addition, if certain holders of BCOT Security Tokens affirmatively reject or fail to accept the Claims Process, they may have a right of rescission under the Securities Act after the expiration of the Claims Process. Consequently, should any offerees reject the Claims Process, expressly or by failing to timely return a claim, we may continue to be potentially liable under the Securities Act for the purchase price or for certain losses if the BCOT Security Tokens have been sold. It may also be possible that by not disclosing that the BCOT Security Tokens were unregistered, and that they may face resale or other limitations, we may face contingent liability for noncompliance with applicable federal and state securities laws. Additionally, the Company may be required to pay additional fines, penalties or other amounts in other jurisdictions.

As a result of filing our initial registration statement on Form 10, we are now subject to the requirements of Section 13(a) of the Exchange Act, including the rules and regulations promulgated thereunder, which requires us, among other things, to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and we are required to comply with all other obligations of the Exchange Act applicable to issuers filing registration statements pursuant to Section 12(g) of the Exchange Act. Further, as described above, pursuant to the Settlement Agreement and Order, our Company agreed to, among other things, file a Form 10 to register the BCOT Security Tokens as a class of securities and maintain timely filings of all reports required by Section 13(a) of the Exchange Act for at least one year from the Effective Date and continue these filings until the Company is eligible to terminate its registration.

Other than with respect to our settlement with the SEC, we are not aware of any pending or threatened claims that we violated any federal or state securities laws. However, we cannot assure you that any such claim will not be asserted in the future or that the claimant in any such action will not prevail. The possibility that such claims may be asserted in the future will continue until the expiration of the applicable federal and state statutes of limitations. If the payment of rescission claims or fines is significant, it could have a material adverse effect on our cash flow, financial condition or prospects and the value of the BCOT Security Tokens.

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

On December 3, 2019, BCoT filed a motion to dismiss the claims on the grounds of res judicata (the Plaintiff filed and voluntarily dismissed with prejudice the very same claims in a federal court action); lack of ripeness (the crowdfunding campaign has not been completed because of the SEC investigation); the amount in controversy (the $20,000 investment) does not meet the $25,000 jurisdictional threshold for the court in which the Plaintiff filed the case. On January 2, 2020, the Plaintiff filed an opposition to the motion to dismiss and on January 6, 2020 BCoT filed a reply brief. This motion is thus fully briefed and awaiting a decision form the Court. The matter is in discovery and depositions are scheduled to be completed in April of 2021.  The Note of Issue is scheduled to be filed in May 2021 by order of the court.

BCoT believes that the Plaintiff’s claims are without merit and there is a high likelihood that the claims will be dismissed, or at the very least, stayed by the Court until the outcome of the SEC settlement and claims distribution process has been completed. BCoT intends to vigorously contest this matter and has no plans to settle out of court at this time.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market in our common stock. Our common stock is not listed for trading on any national securities exchange nor are bid or asked quotations reported in any over-the-counter quotation service.

Shares of our common stock that are restricted securities will be eligible for resale in compliance with Rule 144 of the Securities Act, subject to the requirements described below. These shares may be sold in the public market only if registered or if they qualify for an exemption from registration, such as Rule 144. Below is a summary of the requirements for sales of our common stock pursuant to Rule 144, after the effectiveness of this Registration Statement.

For a person who has not been deemed to have been one of our affiliates at any time during the 90 days preceding a sale, sales of our shares of common stock held longer than six months, but less than one year, will be subject only to the current public information requirement and can be sold under Rule 144 beginning 90 days after the effectiveness of this Registration Statement without restriction. A person who is not deemed to have been one of our affiliates at any time during the 90 days preceding a sale, and who has beneficially owned the shares proposed to be sold for at least one year, is entitled to sell his or her shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

Beginning 90 days after the effectiveness of our Form 10 registration statement, a person who is our affiliate or who was our affiliate at any time during the preceding three months and who has beneficially owned restricted securities for at least six months, will generally be entitled to sell within any three-month period a number of shares that does not exceed one percent of the number of shares of our common stock then outstanding. Sales under Rule 144 by our affiliates are also subject to manner of sale provisions and notice requirements and to the availability of current public information about us.

The Manner of Sale Limitations on Affiliate Sales of Equity Securities. Rule 144 provides that affiliates must resell their equity securities through one of the following methods: (i) Section 4(a)(4) broker transactions, which are done on a customer's order on an exchange or in the over-the-counter (OTC) market, including transactions that meet the requirements of Rule 144(g); (ii) Transactions with a market maker (a dealer who regularly or continually holds himself out as willing to buy and sell a particular security of an issuer for his own account); (iii) "Riskless principal transactions" (principal trades in which, after receiving a customer's order to buy or sell securities, a broker or dealer buys or sells securities as a principal to satisfy the customer's order) where (a) offsetting trades are executed at the same price (other than an explicitly disclosed markup, markdown, commission, or fee); (b) the broker-dealer cannot solicit or arrange for the solicitation of customers' orders to buy securities in connection with the Rule 144 sale; (c) the broker-dealer cannot receive more than the normal brokers' commission; and (d) the broker-dealer must conduct a reasonable inquiry as to whether the affiliate making the Rule 144resale is a statutory underwriter. In addition, affiliates relying on Rule 144 cannot, solicit, or arrange for the solicitation of, orders to buy the securities in connection with the transaction; or Pay anyone for the offer or sale of such securities, other than the broker-dealer who executes the order to sell the securities.

Form 144 Notice for Affiliate Sales. If a proposed Rule 144 resale by an affiliate involves more than 5,000 shares of securities, or has an aggregate sale price of more than $50,000, in any three-month period, the seller must file a notice of the proposed sale on Form 144. The seller must file this form with the SEC and with the securities exchange on which the securities are listed. Form 144 must be filed at the same time the affiliate places the broker or market maker order to sell the securities. The affiliate must have a bona fide intention to sell the securities within a reasonable time after filing the Form 144 notice and must sign the Form 144 notice; however, if the seller does not complete the sale disclosed in the form, the seller does not need to amend the form to indicate that the sale did not take place.

Availability of current public information. For issuers, such as our Company, that are subject to Exchange Act reporting requirements under Section 13 or Section 15(d), and have been reporting under the Exchange Act for at least 90 days before the Rule 144 resale, this requirement is satisfied if an issuer has filed all reports required under the Exchange Act (other than Form 8-K) and has filed all interactive data (XBRL) exhibits required to have been filed during the 12 months (or any shorter period for XBRL reporting requirements, if applicable) before the Rule 144 resale.

Persons who may be deemed to be our affiliates generally include individuals or entities that control, or are controlled by, or are under common control with, us and may include our directors and officers, as well as our significant stockholders.

Approximately 442,834 shares of our common stock held by non-affiliates are eligible for sale under Rule 144 as of the date of this Annual Report. We cannot estimate the number of shares of our common stock that our existing stockholders will elect to sell under Rule 144.

We have no agreement with any security holder to register under the Securities Act for sale any shares of our common stock.

Rules Governing Low-price Stocks That May Affect Our Stockholders' Ability to Resell Shares of Our Common Stock

We are a “penny stock” company, as our stock price is less than $5.00 per share. If we are able to obtain an exchange listing for our stock, we cannot make an assurance that we will be able to maintain a stock price greater than $5.00 per share and if the share price were to fall below such threshold, that we would not be subject to the penny stock rules.

The penny stock rules require broker-dealers, prior to a transaction in a penny stock not otherwise exempt from the rules, to make a special suitability determination for the purchaser to receive the purchaser’s written consent to the transaction prior to sale, to deliver standardized risk disclosure documents prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

Holders

We have approximately 14 record holders of our common stock as of the date of this annual report.

Dividends

We have not declared a dividend on our common stock, and we do not anticipate the payment of dividends in the near future as we intend to reinvest our profits to grow our business.

Sales of Unregistered Securities

In September 2015, we issued 3,700,000 to our President and Chief Executive Officer, in exchange for $740.

On March 31 2020, we issued 22,250 shares of our common stock from the exercise of options at $0.0001 per share.

Between May 2016 and August 2017, we issued options to purchase 831,870 shares of our common stock at an exercise price of $0.0001 per share. Certain option holders exercised their options and we issued 564,994 shares of our common stock as a result.

Under our director compensation program, each director is entitled to 4,000 shares annually to participate in no less than 3 meetings during the year until 2019. From 2016 to 2019, we issued 90,000 shares of common stock in connection with our director compensation program. In the year 2020 under our director compensation program, each director is now entitled to 16,000 shares annually to participate in no less than 3 out of 4 meetings of the Board. In 2020 we issued 72,000 common stock in connection with our directors’ compensation program. Ms. Linlin only received 8,000 shares as she came into 2020 in the middle of the year.

The 184,047 increase in shares outstanding as of December 2020 is due to vesting of incentive stock options, Board of Directors compensation, Secretary of the Board, and vendor services payment via stock.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Equity Compensation Plan Information

On August 25, 2015, our board of directors and shareholders approved the 2015 Equity Inventive Plan (the “Plan”). The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility with us, to provide additional incentive to employees, directors and consultants, and to promote our success. Under the initial Plan, we were able to issue up to an aggregate total of 500,000 incentive or non-qualified options to purchase our common stock, stock awards and other offerings under the Plan.

Equity Compensation Plans as of December 31, 2020

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	478,750	$0.0001 per share	21,250
Equity compensation plans not approved by security holders
Total	478,750		21,250

Item 6. Selected Financial Data

Not required under Regulation S-K for “smaller reporting companies.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

We were incorporated in the State of Delaware on July 15, 2015. We have never declared bankruptcy and have never been in receivership. Since incorporation, we have not made any significant purchase; however, in June 27, 2018, we conducted a token pre-sale then subsequently a public crowd sale of cryptographic tokens. The pre-sale raised above $12 million and the public crowd sale raise $1,875. On December 18, 2019, we entered into a settlement with the SEC. Part of the settlement is to return the proceeds from the pre-sale and crowd sale plus interest to qualified recipients. We are a start-up company that has generated very little revenue apart from these two offerings. Soon we plan to relaunch our product called Catenis Enterprise. Catenis is a web services layer platform, designed to improve upon existing blockchain technology, including its security and ease of use. If we are unable to successfully find clients who desire to use our products and services, we may quickly use up the proceeds the company presently has.

Our company’s products offer a broad range of functionality that enhances the underlying blockchain adding security services, encryption services, notification services, ability to log or send any type of content that gets anchored and recorded on the global bitcoin blockchain. We also provide consultative, education, and professional services around our product offering as value-added services. Our products and services are being offered to companies as an enterprise offering. In the new relaunch of our product, we are providing self-service functionality allowing any developer, hobbyist, small company along with enterprise corporations to also take advantage of using the Catenis platform.

We do not expect to purchase or sell plant or significant equipment. We do, however, expect to increase the number of employees as we increase sales of our Software as a Service (SaaS) platform or acquire additional funding.

Our plan of operations is as follows:

Market Our Product and Website

Our new website containing a self-service shopping cart as a simple way to purchase our product has been launched. We are now focusing our efforts on raising capital during this period and for the rest of 2021. Our operations will be limited due to the limited amount of funds on hand. Upon completion of our rescission and claims process, our specific goal is to profitably sell our product and raise funds to continue our operations. Our plan of operations following the completion is as follows.

Office Establishing, Furnishing and Accounting and Legal Fees (Duration 4th – 12th Month, Approximate Cost $1,375,000)

As we are at the initial stage of product relaunch and have been caught in the middle of the pandemic with our Headquarter in New York City, we had to delay the plan to rent office space that can accommodate our CEO, staff, and some room to receive our customers and partners. As soon as the City reopens, we will implement the rental of the office space that can accommodate additional staff, we will also need to bring on marketing and sales help: one employee for each role will be sufficient while continuing with our present staff of two. We will also need sufficient money for SEC compliance, which includes legal and accounting fees. We estimate these expenses will add an additional cost of $242,000 in the next 12 months. We will also need to have funding for a marketing campaign that we estimate to be $44,000 and additionally travel, meal, events, and administrative expenses which would also add an additional $44,000 of expense. To meet this basic requirement, we will need raise approximately $1,375,000 in equity or debt offerings. In case we succeed to raise $1,800,000, we may rent or obtain an office with better facilities, attend conventions and trade shows, expand our marketing reach to obtain diverse clients and partnerships. We would also increase our engineering team by an additional head count having a total of 5 employees and be able to add new features to our product offerings.

At the initial stage the company is at now, we do not require any special equipment above the servers required to run both our sandbox and production environments. Both of these environments are externally hosted. Our basic needs are as follows: 3 servers for the sandbox environment and 5 servers for the production environment. Additionally, each staff member will need a computer and mobile phone. As we expect to relaunch our website to attract customers worldwide, we will have to rent or lease additional server to store website and platform and in-application data. As we expect business to grow, we might need additional data storage for the server and increased server footprint. To complete this stage, we need to sell at least $1,375,000 in funds. For far better operation we need to raise $1,800,000 to lease a more robust server environment and add additional engineering staff, which we expect to need as our customer base grows. Increasing our engineering team will also be a key component to staying competitive and addressing software functionality and bugs that will appear. With the money gained we can modestly increase our engineering team to two additional people.

Staff Recruiting (Duration 6th -12th Month, Approximate Cost $550,000-$847,000)

Our primary services are software sales and consulting of individuals, so our company requires additional personnel only as it grows. At the initial stage, we expect that most of the jobs are due to be executed by our CEO, CFO and external consulting partners. To increase sales, we will need a marketing and a sales professional. If we hit our projection of raising $1,375,000, we might afford to hire, the marketing and sales professional to run and maintain the sales and marketing operation. For operation of higher standard, we need to raise $1,800,000. We will use the additional funds to hire an additional engineer to build product enhancements and support maintenance of the product. To stay relevant and competitive we will need additional engineering staff. If we succeed in raising 1,375,000, we plan to hire 2 engineers to help on a regular basis as technicians to maintain the website, the server, and enhance the product.

Our president and CEO, Andre De Castro will be in charge of our web domain and front-end shopping cart system. An outside consulting firm Hiades Tecnologia LTDA, which we have been using for several years will take the lead on product enhancements until additional help is needed. Once we increase our sales, we plan to hire a web developer and a web designer to help us with the design and development of our website. We do not have any written agreements with any web developers or web designers at current time. Updating and improving our platform product and website will continue throughout the lifetime of our operations. We intend to employ the functions which we find useful, such as an automated system for our regular customers or subscribers, and product enhancements to stay competitive.

Advertising and Marketing Strategy and Administration (Duration 4th-12th Month, Approximate Cost $88,000)

To get into focus of our potential customers we intend to use the marketing strategies, such as web advertisements, social web communities marketing and event speaking. The plan of our active marketing campaign to promote our platform services includes attending and speaking at various events, including blockchain and cryptocurrency events. Additionally, we will do online marketing via advertising online via search engines and social media. Our market goes beyond domestic boarders, therefor marketing efforts for each country will be tailored to each individual market we decide to focus on.

Estimated Expenses for the Next 12 Months

The following provides an overview of our estimated expenses to fund our plan of operation over the next twelve months.

SEC reporting and compliance	$242,000
Office conference room	$30,800
Consulting services	$154,000
Website Servers and Maintenance	$13,200
Advertising Marketing Strategy, Events, Travel, Admin	$88,000
Staff and additional Recruiting	$847,000

Results of Operations for the Years Ended December 31, 2020 and 2019

Revenues

We are a start-up company and have not generated any significant revenues for the year ended December 31, 2020 and 2019. We can provide no assurance that we will generate sufficient revenues from our Catenis platform to sustain a viable business operation. In order to generate revenues, we must first continue to sell our platform and market our services.

Operating Expenses

We incurred operating expenses in the amount of $927,043 for the year ended December 31, 2020, as compared with $628,004 for the year ended 2019. Our operating expenses for all periods consisted mainly of selling, general and administrative expenses. The detail by major category within selling, general and administrative expenses is reflected in the table below.

	Year Ended December 31,
	2020	2019

Salaries, Wages, & Benefits	$368,312	$326,336
Stock-based Compensation	18	9
Professional Fees	106,482	121,688
Board Fees	—	—
Investor Relations	—	—
Consultants	268,054	—
Advertising and Promotion	159	1,154
Depreciation and Amortization	1,705	1,705
Development and Maintenance	144,086	138,496
Office, Facility, and Other	25,322	32,435
Travel and Entertainment	12,905	6,181

Selling, General and Administrative	$927,043	$628,004

The increase of $299,039 in our selling, general and administrative expenses for the year ended December 31, 2020 versus the same period ended 2019 is largely the result of an increase in spending on consulting fees related to becoming a reporting issuer with the SEC.

Other Income/Expenses

We had other expenses of $483,872 for the year ended December 31, 2020, as compared with other income of $658,382 for the same period ended 2019.

Our other income for the year ended December 31, 2020 is the result of a $531,155 gain on the sales of Digital Assets, offset by interest expense of $47,283. Our other expense for the year ended December 31, 2019 is largely the result of $503,927 in interest expense and $250,000 in legal settlement, offset by the gain on the sales of Digital Assets of $164,318.

Net Loss

We recorded a net loss in the amount of $443,171 for the year ended December 31, 2020, as compared with a net loss of $1,318,095 for the same period ended 2019. Our losses for both periods are attributable to operating expenses and other expenses, together with a lack of any substantial revenues.

Liquidity and Capital Resources

As of December 31, 2020, we had total current assets of $1,385,768, mainly consisting of digital assets, compared with current liabilities of $13,072,046, resulting in a working capital deficit of $11,686,278. This represents a decrease from our working capital deficit of approximately $11,645,137 at September 30, 2020.

Operating activities used $1,069,854 in cash for the year ended December 31, 2020, as compared with $772,273 for the same period ended 2019. Our negative operating cash flow for both periods was mainly the result of our net losses and the gain on the sale of digital assets.

Investing activities provided $1,032,077 in cash for the year ended December 31, 2020, as compared with $980,140 for the same period ended 2019. Our positive investing cash flow for both periods is the result of proceeds from the disposal of digital assets.

Financing activities provided $27,900 in cash for the year ended December 31, 2020, as compared with $324,622 used for the same period ended 2019. Our positive financing cash flow for year ended December 31, 2020 was the result of PPL loans. Our negative financing cash flows for the same period ended 2019 was mainly the result of repayments of convertible promissory notes and promissory notes.

All expenditures discussed above in this section have been paid for by the proceeds of the sale of the BCOT Security Tokens. There is no assurance that we will be successful in obtaining funding or generating revenues sufficient to satisfy claims submitted pursuant to the Claims Process.

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

Claims Process

On December 18, 2019, the Company entered into the SEC Settlement Agreement with the SEC related to the determination by the SEC that BCOT Security Tokens were securities. In conjunction with the SEC Settlement Agreement, parties who obtained BCOT Security Tokens from the Company on or before June 31, 2018 (the “Potential BCOT Security Tokens Claimants”) are entitled to a refund in the amount of consideration paid, plus interest, less the amount of any income received thereon (the “Claims Process”).

We expect to calculate interest by using the average yield of the 1-year US Treasury note which for December 2019 is 1.55%. The SEC Settlement Agreement required the Company to distribute by electronic means claim forms to the Potential BCOT Security Tokens Claimants within 60 days of the filing of the Company’s registration statement on Form 10 or on the date 7 days after the Form 10 becomes effective (the effective date), whichever is sooner. On July 28, 2020, the SEC granted the Company an extension of three weeks, or until August 21, 2020, to mail out the Claims Forms to Potential BCOT Security Tokens Claimants. The Company distributed by electronic means the notice and claim form on August 21, 2020. The Potential BCOT Security Tokens Claimants must submit claims forms by the claim form deadline which is on February 21, 2021.

The total amount received in the ICO from the Potential BCOT Security Tokens Claimants was approximately $12 million which, upon receipt, was initially recorded as a liability (BCOT obligation) in the accompanying consolidated balance sheets. The total payments related to Claims Process could exceed the BCOT Security Tokens obligation reported in our consolidated balance sheets, however, a reasonable estimate of the possible losses or range of possible losses cannot be made at this time. The Company believes that the maximum amount payable is the amount received in the ICO (approximately $12.4 million) plus interest.

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

All claims will be paid in U.S. Dollars or the digital currency in which original payment was made to the Company, based upon the amount of fiat or digital currency paid to the Company at the time of the BCOT Security Tokens purchase to the originating address the payment was made from.

In the event the Company is unable to raise additional debt or equity financing, we may:

1.	have to cease operations, in which case we may file a petition for bankruptcy in U.S. Bankruptcy Court under Chapter 7, whereby a trustee will be appointed to sell off our assets, and the money will be used to pay off our debts in order of their priority. Your priority, as a BCOT Security Tokens holder seeking a refund claim, should be equal to all of the Company’s other unsecured creditors; or

2.	file a petition for bankruptcy in U.S. Bankruptcy Court under Chapter 11 to restructure our debt, including our debt to you, as a BCOT Security Tokens holder seeking a refund claim. Your priority, as a BCOT Security Tokens holder seeking a refund claim, should be equal to all of the Company’s other unsecured creditors. The Chapter 11 reorganization plan will describe your rights as a BCOT Security Tokens holder and what you can expect to receive, if anything, from the Company.

While we are uncertain whether any U.S. Bankruptcy Court has rendered any decision with respect to the treatment of tokens or digital assets in a bankruptcy context, we believe BCOT Security Tokens should not be viewed as analogous to more traditional securities (i.e. capital stock, debt securities, warrants, etc.) as the BCOT Security Tokens currently lack the traditional features of such securities. For example, the BCOT Security Tokens do not currently convey any dividend, distribution, voting, liquidation or preemption rights to their holders. Similarly, BCOT Security Tokens holders have no property, license or other right whatsoever with respect to any software that now exists or may ever be developed by the Company.

In addition, if certain holders of BCOT Security Tokens affirmatively reject or fail to accept the Claims Process, they may have a right of rescission under the Securities Act after the expiration of the Claims Process. Consequently, should any offerees reject the Claims Process, expressly or by failing to timely return a claim, we may continue to be potentially liable under the Securities Act for the purchase price or for certain losses if the BCOT Security Tokens have been sold. It may also be possible that by not disclosing that the BCOT Security Tokens were unregistered, and that they may face resale or other limitations, we may face contingent liability for noncompliance with applicable federal and state securities laws. Additionally, the Company may be required to pay additional fines, penalties or other amounts in other jurisdictions.

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

The Company’s management has taken several actions in an effort to secure funding and generate revenue streams including:

Attended various meeting with interested investors that are vetting out the company to buy tradition stocks in it. Approached a licensed Broker and are in discussions with the brokerage agency on different ways to raise additional capital. It has added 4 additional offerings to the product line making the platform robust and giving more options to the market place. It has launched a new website and markets to various different segments of the industry verticals.

The Company estimates cash needs for the next 12 months will approximate $1,375,000.00 without considering the expenditures related to the Claims Process. The source of funds to cover these estimated expenditures will be from our current cash availability, revenue from business operations and financing efforts.

The Company has been evaluating raising additional capital and considering other actions that may yield additional funding to cover any remaining cash needs, including amounts potentially due for the Recession Offer. Further, the Company’s management keeps implementing expense reductions, as necessary. The company has re-launched its platform product in addition to 4 third party integration offerings. It has also re-engineered part of the product allowing regular consumers to use the platform without the need to purchase or hold BCOT Security Tokens. However, there is no assurance that the Company will be successful in obtaining funding or generating revenues sufficient to fund operations.

Off Balance Sheet Arrangements

As of December 31, 2020, there were no off-balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate our continuation as a going concern. However, we have limited revenues from inception through December 31, 2020. We currently have negative working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firms;
F-2	Consolidated Balance Sheets as of December 31, 2020 and 2019;
F-3	Consolidated Statements of Operations for the years ended December 31, 2020 and 2019;
F-4	Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2020 and 2019;
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019; and
F-6	Notes to Consolidated Financial Statements

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Adeptus Partners, LLC Accountants I Advisors 244 West 54th Street New York, NY 10019 phone 212.758.8050 fax 212.826.5037 www.AdeptusCPAs.com

To the Board of Directors and Stockholders

of Blockchain of Things, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blockchain of Things, Inc. and Subsidiary (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss from operations, an accumulated deficit and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

We have served as the Company’s auditors since 2020.

New York, New York March 29, 2021

BLOCKCHAIN OF THINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Current Assets:
Cash	$20,257	$30,134
Prepaid Expenses and Other Current Assets	3,445	2,933
Digital Assets	1,362,066	1,862,988
Total Current Assets	1,385,768	1,896,055

Non-current Assets:
Property and Equipment, net	995	2,700
Total Assets	$1,386,763	$1,898,755

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable and Accrued Expenses	$617,729	$714,468
Current Portion of Convertible Notes	—	15,000
Sponsorship Loans Payable	20,000	20,000
BCOT Token Refund Liability	12,434,317	12,434,317
Total Current Liabilities	13,072,046	13,183,785

Long-term Liabilities:
Paycheck Protection Program Loan	42,900	—
Total Liabilities	13,114,946	13,183,785

Stockholders' Equity (Deficit):
Common stock; par value $0.0001; 50,000,000 shares authorized; 4,542,126 shares issued and outstanding as of December, 2020; 5,000,000 shares authorized; 4,358,079 shares issued and outstanding as of December 31, 2019	454	436
Preferred stock; par value $0.0001; 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2020; 0 shares authorized, issued and outstanding as of December 31, 2019	—	—
Additional Paid-in Capital	437	437
Accumulated Deficit	(11,729,074)	(11,285,903)
Total Stockholders' Deficit	(11,728,183)	(11,285,030)
Total Liabilities and Stockholders' Deficit	$1,386,763	$1,898,755

The accompanying notes are an integral part of these consolidated financial statements.

BLOCKCHAIN OF THINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019

Revenue, net	$—	$350

Operating Expenses:
Selling, General and Administrative	927,043	628,004
Impairment of Digital Assets	—	32,059
Total Operating Expenses	927,043	660,063

Loss From Operations	(927,043)	(659,713)

Other (Income) Expense:
Legal Settlement	—	250,000
Gain on Sale of Digital Assets	(531,155)	(164,318)
Loss on Extinguishment of Debt	—	68,773
Interest Expense	47,283	503,927
Other (Income) Expense, net	(483,872)	658,382

Net Loss	$(443,171)	$(1,318,095)

NET LOSS PER SHARE
Net Loss per share, basic and diluted	$(0.10)	$(0.31)
Weighted average number of shares of common stock - basic and diluted	4,420,688	4,256,258

The accompanying notes are an integral part of these consolidated financial statements.

BLOCKCHAIN OF THINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2018	4,215,412	$422	$437	$(9,967,808)	$(9,966,949)
Issuance of Common Stock	50,000	5	—	—	5
Stock Based Compensation	92,667	9	—	—	9
Net Loss	—	—	—	(1,318,095)	(1,318,095)
Balance as of December 31, 2019	4,358,079	$436	$437	$(11,285,903)	$(11,285,030)
Stock Based Compensation	184,047	18	—	—	18
Net Loss	—	—	—	(443,171)	(443,171)
Balance as of December 31, 2020	4,542,126	$454	$437	$(11,729,074)	$(11,728,183)

The accompanying notes are an integral part of these consolidated financial statements.

BLOCKCHAIN OF THINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(443,171)	$(1,318,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,705	1,705
Stock based Compensation	18	9
Impairment of Digital Assets	—	32,059
Realized Gain on Sale of Digital Assets	(531,155)	(164,318)
Changes in Assets and Liabilities:
Prepaids and Other Current Assets	(512)	1,093
Accounts Payable and Accrued Expenses	(143,577)	185,559
Accounts Payable and Accrued Expenses (Interest Portion of BCOT Token Refund Liability)	46,838	501,016
Deferred Revenue	—	(300)
BCOT Token Refund Liability	—	(11,001)
Net cash used in operating activities	(1,069,854)	(772,273)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of Digital Assets	1,032,077	980,140

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Sponsorship Loans	—	(224,627)
Repayments of Convertible Notes	(15,000)	(100,000)
Proceeds from Issuances of Common Stock	—	5
Proceeds from Paycheck Protection Program Loan	42,900	—
Net cash provided by (used) in financing activities	27,900	(324,622)

Net Change in Cash	(9,877)	(116,755)

Cash, Beginning of Period	30,134	146,889

Cash, End of Period	$20,257	$30,134

Supplemental disclosure of cash flows information:

Cash paid during the period for interest	$2,270	$11,974

Noncash activity:
Refund of BCOT sale proceeds with Digital Assets	$—	$11,001
Delivery of BCOT Tokens	$—	$(12,445,318)
Establishment of BCOT Token refund liability	$—	$12,434,317

The accompanying notes are an integral part of these consolidated financial statements.

BLOCKCHAIN OF THINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 - Financial Condition and Management’s Plans

The Company has experienced recurring losses and negative cash flows from operations. As of December 31, 2020, the Company had cash of $20,257, a working capital deficit of $11,686,278, total stockholders' deficit of $11,728,183 and an accumulated deficit of $11,729,074. Further, the Company is required to offer to refund amounts raised in the Offering as a result of an agreed upon settlement with the Securities and Exchange Commission (see Note 8). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company believes that its ability to continue operations depends on its ability to generate revenues and obtain funding that will be sufficient to sustain its operations until it markets its core product offerings and achieve profitability and positive cash flows from operating activities.

The Company’s management has taken several actions in an effort to secure funding and generate revenue streams including:

•	Added four additional offerings to the product line making the platform more robust and giving more options to the marketplace.
•	Relaunch of a new website and marketing to various different segments of the industry verticals.
•	Management plans to reduce expenses by eliminating Lawyer’s fees caused by SEC Settlement Order
•	Prepared offering documents for a potential offshore offering under Regulation S, promulgated under the Securities Act of 1933, as amended (the “Securities Act”).
•	Added a Director to the Company’s Board of Directors with fund raising experience to lead our efforts.
•	In discussions with a broker on ways to raise additional capital.

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

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) as determined by Financial Accounting Standards Board (the “FASB”) within its Accounting Standards Codification (“ASC”) and under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements includes the accounts of BCoT and its 100% owned subsidiary. All intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates. The most significant accounting estimates inherent in the preparation of the Company's consolidated financial statements includes the fair values of the BCOT Token Refund Liability and Digital assets, including the impairment assessments, as well as, estimates related to Stock Based Compensation.

Consulting Fees and Licensing Revenue

The Company’s revenue is derived from consulting fees related to customer specific software implementation and licensing revenue earned by the Company and totaled $0 and $350 for the years ended December 31, 2020 and December 31, 2019, respectively. The Company recognizes the revenue earned once the service has been performed.

BCOT Tokens Revenue Recognition

The Company issued BCOT Tokens for use by customers in Catenis. From December 2017 through early July 2018, the Company obtained Ether, Bitcoin, Bitcoin Cash and Tether from customers totaling approximately $11,863,530 and cash of $609,670 in exchange for the BCOT Tokens.

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

Pursuant to the terms of the BCOT Tokens, there is no form of partnership, joint venture, agency or any similar relationship between a holder of a BCOT Token and the Company. Except as noted below, BCOT Tokens are non-refundable and do not pay interest and have no maturity date. BCOT Tokens confer only the right to be used to power the Catenis platform, BCoT’s product, and confer no other rights of any form with respect to the Company, including, but not limited to, any voting, distribution, redemption, liquidation, proprietary (including all forms of intellectual property), or other financial or legal rights. Subsequent to the distribution of BCOT Tokens to customers, the associated liability to deliver the BCOT tokens was satisfied. No additional BCOT Tokens were sold by the Company since this distribution.

Subsequent to the distribution noted above, and pursuant to the Settlement Agreement (as defined and described further in Note 8), the Company is obligated to refund amounts raised from the sale of BCOT Tokens if valid claims are submitted and may incur other fines and penalties. As of December 31, 2020, the Company estimated the amount of refunds to be paid to claimants at $12,982,170, which includes $547,853 of accrued interest that is included in Accounts Payable and Accrued Expenses on the accompanying Consolidated Balance Sheets (see Note 8). As of December 31, 2019, the Company estimated the amount of refunds to be paid to claimants at $12,935,333, which includes $501,016 of accrued interest that is included in Accounts Payable and Accrued Expenses on the accompanying Consolidated Balance Sheets (see Note 8).

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

Software Development Costs

The Company capitalizes costs related to software developed or obtained for internal use in accordance with the ASC 350-40, Internal-Use Software (“ASC 350-40”). The following illustrates the various stages and related processes of computer software development in accordance with ASC 350-40:

Preliminary project stage: (a) conceptual formulation of alternatives; (b) evaluation of alternatives; (c) determination of existence of needed technology; and (d) final selection of alternatives. Internal and external costs incurred during the preliminary project stage are expensed as incurred. Application development stage: (a) design of chosen path, including software configuration and software interfaces; (b) coding; installation to hardware; and (d) testing, including parallel processing phase. Internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized. Post-implementation-operation stage: (a) training; and (b) application maintenance. Internal and external costs incurred during the post-implementation-operation stage are expensed as incurred.

Certain costs incurred are considered enhancements, modifications to existing internal-use software that result in additional functionality. Enhancements normally require new software specifications and may also require a change to all or part of the existing software specifications. When this additional functionality is determinable, the related costs are capitalized. Otherwise, costs are expensed as incurred. Capitalization of internal-use software costs ceases when a computer software project is substantially complete and ready for its intended use. The Company begins amortization when the product is available for general release or use.

The Company has developed and continues to enhance Catenis, a platform, or web services layer, designed to improve upon existing blockchain technology, including its security and ease of use. The technology primarily assists with four blockchain-based services: 1) message transmission, 2) message logging, 3) digital asset generation, and 4) digital asset transfer. Due to the significant hurdles during development and launch of Catenis, market adoption and recovery of the development costs is uncertain. Accordingly, the Company expensed $269,174 and $239,339 of software development costs in the years ended December 31, 2020 and 2019, respectively.

Income Taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company recognizes any interest and penalties accrued related to unrecognized tax benefits as income tax expense.

The Company files a consolidated tax return, which incorporates the limited liability company subsidiary.

Distinguishing Liabilities from Equity

The Company relies on the guidance provided by ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), to classify the sponsorship agreements. The Company first determines whether a financial instrument should be classified as a liability. The Company will apply the liability classification if the financial instrument is mandatorily redeemable, or if the financial instrument, other than outstanding shares, embodies a conditional obligation that the Company must or may settle by issuing a variable number of its equity shares.

If the Company determines that a financial instrument should not be classified as a liability, the Company determines whether the financial instrument should be presented between the liability section and the equity section of the balance sheet. The Company will determine temporary equity classification if the redemption of the financial instrument is outside the control of the Company (i.e., at the option of the holder). Otherwise, the Company accounts for the financial instrument as permanent equity.

At issuance, the Company records its financial instruments classified as liability, temporary equity or permanent equity at fair value, or consideration received, whichever is more determinable.

The Company records its financial instruments (the Sponsorship Loans) classified as liabilities under ASC 480 at their fair value at the end of each reporting period. The changes in fair value of these financial instruments are recorded as other expense/income. For the years ended December 31, 2020 and 2019, there were no changes to the fair value of financial instruments classified as liabilities under ASC 480 until such time as they were extinguished (see Note 6).

Stock-based Compensation

The Company accounts for stock-based compensation to employees and non-employees in conformity with the provisions of ASC 718, Stock Based Compensation. The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. The Company accounts for forfeitures as they occur. Stock-based awards are recognized on a straight-line basis over the requisite service period.

Common shares issued to third parties for services provided are valued based on the estimated fair value of the Company’s common shares. All stock-based compensation costs are recorded in selling, general and administrative expenses in the consolidated statements of operations.

To date, stock-based compensation is immaterial to the consolidated financial statements.

Fair Value Measurement

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

Intangible Assets

Digital Assets held by the Company consist of Ethers, Bitcoins and Bitcoin Cash and are included in current assets in the Consolidated Balance Sheets. Digital assets such as Bitcoins, Ethers, and Bitcoin Cash are digital currencies considered cryptocurrencies that are not fiat currencies (i.e., a currency that is backed by a central bank or a national, supra- national or quasi-national organization) and are not backed by hard assets or other credits. Digital currencies are not financial assets because they are not an ownership interest in a company, or a contract establishing a right or obligation to deliver or receive cash or another financial instrument. Since they lack physical substance and have no limit on the useful life, digital currencies are considered to be indefinite-lived intangible assets under ASC 350, Intangibles–Goodwill and Other.

Indefinite-lived intangible assets are not subject to amortization. Instead, they are tested for impairment on an annual basis and more frequently if events or circumstances change that indicate that it’s more likely than not that the asset is impaired. As a result, the Company will only recognize decreases in the value of its Digital Assets, and any increase in value will be recognized upon disposition. Ether, Bitcoin, Bitcoin Cash are traded on exchanges in which there are observable prices in an active market, the Company views a decline in the quoted price below the cost to be an impairment indicator. The quoted price and observable prices for Ether, Bitcoin, and Bitcoin Cash are determined by the Company using a principal market analysis in accordance with ASC 820, Fair Value Measurement.

When the Company evaluates Ethers, Bitcoins, and Bitcoin Cash for impairment under ASC 350, Intangible – Goodwill and Other, each acquisition of Ether, Bitcoin, and Bitcoin Cash is considered a separate unit of account. The Company tracks the cost of each unit of Ether, Bitcoin, and Bitcoin Cash when received or purchased, when performing impairment testing and upon disposition either through sale or exchanged for goods or services. The realized gain or loss on sale of Digital Assets is included in a separate financial statement line item in the Consolidated Statements of Operations, while impairment of Digital Assets is included in operating expenses because of the nature of the assets.

From November 2017 through early August 2018, the Company received four types of digital currencies, Bitcoins, Ethers, Tether, and Bitcoin Cash related to its token offering (See Note 4). The Company obtains the equivalency rate of the digital currencies to USD based on a global exchange rate from public exchange Gemini.

As of December 31, 2020, and December 31, 2019, the Company’s adjusted cost basis was $1,362,066 and $1,862,988, respectively. During the year ended December 31, 2020, the Company recognized no impairment losses. During the year ended December 31, 2019, the Company recognized $32,059 of impairment losses. Please refer to Note 4 for additional information about Digital Assets.

Loss per common share

Basic loss per share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted loss per share (“Diluted EPS”) is computed by dividing the net loss by the weighted average number of common shares outstanding during the reporting period while also giving effect to all potentially dilutive common shares that were outstanding during the reporting period.

For the years ended December 31, 2020 and 2019, the Company reported a net loss and as a result, basic and diluted loss per common share are the same. Therefore, in calculating net loss per share amounts, shares underlying the potentially dilutive common stock equivalents were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive.

The potentially dilutive common stock equivalents at December 31, 2020 and 2019 were 139,708 and 76,292, respectively, and were not included in diluted EPS in periods in which the Company had a Net Loss, as their effect would be anti-dilutive.

Adoption of Recent Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and concluded they are either not applicable to the business or no material effect is expected on the consolidated financial statements as a result of future adoption.

Note 4 - Digital Assets

Changes in Digital Assets were as follows:

	Ether	Bitcoin	Bitcoin Cash	Tether	Total
Balance at December 31, 2018	$1,286,395	$1,300,265	$1,259	$122,950	$2,710,869
Sale of Digital Assets	(555,626)	(137,246)	—	(122,950)	(815,822)
Impairment	(32,059)	—	—	—	(32,059)
Balance at December 31, 2019	698,710	1,163,019	1,259	—	1,862,988
Sale of Digital Assets	(323,537)	(177,385)	—	—	(500,922)
Impairment	—	—	—	—	—
Balance at December 31, 2020	$375,173	$985,634	$1,259	$—	$1,362,066

The Company recognized $531,155 and $164,138 as a net Gain on Sale of Digital assets during the years ended December 31, 2020 and 2019, respectively.

On June 25, 2018 the Company created 553,262,386 BCOT Tokens which are not recognized on the Consolidated Balance Sheet and have zero carrying value. As of December 31, 2020, and December 31, 2019, respectively, the Company distributed 69,160,720 and 68,922,624 BCOT Tokens to third party wallets or smart contracts and is holding 484,101,666 and 484,339,762 BCOT Tokens.

Note 5 – Accounts Payable and Accrued Expenses

Accounts Payable and Accrued Expenses consisted of the following as of:

	December 31,	December 31,
	2020	2019
Accrued interest on token refund liability	$547,853	$501,016
Legal and professional services	31,018	2,000
Accrued legal settlement (Note 8)	—	187,500
Software development	32,795	11,511
Other accrued liabilities	515	8,116
Credit card payable	5,547	4,325
Total Accounts Payable and Accrued Expenses	$617,729	$714,468

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

As of December 31, 2020, and 2019, respectively, the Convertible Notes were not convertible based on the triggers listed above. As a result of these conversion features, the Convertible Notes contain embedded derivatives whose fair values as of December 31, 2020 and 2019, respectively, were negligible. The Convertible Notes are not considered securities with participation rights in earnings available to the Company’s common stockholders as there are no features attached to these securities that allow holders to participate in our undistributed earnings.

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

Sponsorship Agreements

In 2017 the Company executed fifteen financial sponsorship agreements (“Sponsorship Agreements”) with various counterparties (“Sponsors”). With each Sponsorship Agreement, the Company received contributions in the form of cash or Bitcoin. In return, the Sponsors were eligible to receive repayment in the form of cash and cryptographic tokens that provide usability in our Catenis Enterprise product. The cash payment associated with each Sponsorship Agreement was variable and based on the amount of proceeds raised by the Company through the crowd sale campaign, in which the Company sold the cryptographic tokens in exchange for cash or cryptocurrency. The number of cryptographic tokens to be issued to each Sponsor is calculated as half of the Sponsor’s contribution amount divided by a price per cryptographic token equal to 65% of the crowd sale issuance price of a cryptographic token on the day of the crowd sale launch. Such obligation was contingent on the completion of the crowd sale. The crowd sale campaign began on June 27, 2018 and was completed on August 1, 2018 and raised $1,875. The Company was obligated to pay down the Sponsorship debt upon the completion of the crowd sale campaign.

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

In March 2019, we executed mutual rescission and release agreements (“Release Agreements”) with all the Sponsors but one. In accordance with the Release Agreements, the Company and the Sponsors agreed to unwind and rescind each party’s obligations associated with the Sponsorship Agreements. As such, the Company repaid each Sponsor the amount of their original contribution. This resulted in a loss on extinguishment of the liabilities of $68,773 which is recorded in Other Expense (Income) within the Consolidated Statement of Operations. No cryptographic tokens, including the BCOT Tokens, were ever issued to the Sponsors. Upon execution of the Release Agreements, the associated Sponsorship Agreements were terminated.

The liability associated with the one outstanding Sponsorship Agreement as of December 31, 2020 and 2019 was determined to be $20,000 and was determined based on the ongoing legal matter (see Note 8 for further details).

U.S. Small Business Administration Loan and Advance

On April 16, 2020, the Company received a loan under the U.S. Small Business Administration’s Paycheck Protection Program from Citibank, N.A. related to the COVID-19 crisis in the amount of $40,900 (the “PPP loan”). Under the PPP loan, the loan has a fixed interest rate of 1% per annum, a maturity date two years from the date of the funding of the loan, and deferral of payments for six months. Pursuant to the terms of the PPP loan, the Company may apply for forgiveness of the loan in an amount equal to the sum of the following costs incurred by the Company during period beginning on the date of first disbursement of the loan and ending on the earlier of (a) the date that is 24 weeks after the date of funding or b) December 31, 2020: payroll costs, any payment of interest on a covered mortgage obligation, payment on a covered rent obligation, and any covered utility payment. The amount of PPP loan forgiveness shall be calculated in accordance with the requirements of the Paycheck Protection Program, including the provisions of Section 1106 of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), although no more than 40% of the amount forgiven can be attributable to non-payroll costs. The Company used the proceeds for purposes consistent with the PPP and expects the loan to be forgiven.

In addition to the SBA Loan, the Company received an advance of $2,000 ($1,000 per eligible employee). This advance was from the Small Business Administration Economic Injury Disaster Loans (“EIDL Advance”). The Company intends to use the proceeds for purposes consistent with the PPP loan and expects the EIDL Advance to also be forgiven.

Until approval of forgiveness is obtained, the Company has also recorded this within Paycheck Protection Program Loan as a loan payable and will record a gain on extinguishment of debt upon approval.

Note 7 – Income Taxes

As of December 31, 2020, the Company has federal and state net operating loss carryforwards of approximately $2.3 million and capital loss carryovers of approximately $5.4 million. Pursuant to provisions of the 2017 Tax Cut and Jobs Act, the net operating losses originating in years after 2017 totaling approximately $2.2 million can be carried forward indefinitely. The 2017 net operating loss carryforward of approximately $83,000 will expire in 2037. The capital loss carryovers can be carried forward 5 years and have expiration date ranging from 2023 to 2025. For the years ended December 31, 2020 and 2019, the Company only paid state minimum taxes which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate consists of the following:

	December 31,
	2020	2019
Statutory federal income tax rate	21%	21%
Tax computed at statutory federal income tax rate	$(93,066)	(276,800)
State taxes	(159,567)	(114,088)
Digital assets impairment	—	6,732
Meals and entertainment	93	248
SEC civil penalty	—	52,500
Net operating loss	43,080	30,691
Additional capital losses	(426,890)	(775,360)
Valuation allowance	637,352	1,076,521
Income tax expense	$1,002	$444

The tax effects of the temporary differences and carryforwards that give rise to deferred tax assets consist of the following:

	December 31,
Deferred Tax Assets:	2020	2019
Net operating loss carry over	$484,921	$312,602
Capital losses carry over	1,128,760	813,602
State tax	370,937	238,237
Others	168,581	151,596
Total deferred tax assets	2,153,199	1,516,037
Less: Valuation allowance	(2,153,199)	(1,516,037)
Deferred tax assets, net of valuation allowance	$—	$—

The Company has determined, based upon available evidence, that it is not more likely than not that, the net deferred tax asset will be realized and, accordingly, has provided a full valuation allowance against all components of the deferred tax asset. Based on this analysis, the Company determined that a valuation allowance of $2,153,199 and $1,516,037 was required as of December 31, 2020 and 2019, respectively.

The Company has no uncertain tax positions related to federal and state income taxes. The 2017 and subsequent federal and state tax returns for the Company remain open for examination. In the event that the Company is assessed interest or penalties at some point in the future, it will be classified in the financial statements as tax expense.

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

In conjunction with the Settlement Agreement with the SEC, parties who obtained BCOT Tokens from the Company on or before July 31, 2018 (the “Potential BCOT Token Claimants”) are entitled to a refund in the amount of consideration paid, plus interest, less the amount of any income received thereon. The Company must distribute by electronic means claim forms to the Potential BCOT Token Claimants within 60 days of the filing (the “Rescission Offer”) of the Company’s registration statement on Form 10 or the date that the Form 10 becomes effective, whichever is sooner. The Form 10 became effective on July 31, 2020 and the Company was given an extension of 3 weeks to distribute the Notice & Claim Form. The company distributed by electronic means the notice and claim form on August 21, 2020. The Potential BCOT Token Claimants must submit claims forms within three months of this date, February 21, 2021 (the “Claim Form Deadline”). The Company must settle all valid claims within three months of the Claim Form Deadline.

The total amount of Digital Assets and cash received from the Potential BCOT Token Claimants was initially recorded as a liability (BCOT Token Delivery Obligation) in the accompanying Consolidated Balance Sheets. The amount payable as of December 31, 2020 is $12,982,170, consisting of the amount received from customers of $12,473,200, plus interest of $547,853, less amounts refunded of $38,883. The amount payable as of December 31, 2019 is $12,935,333, consisting of the amount received from customers of $12,473,200, plus interest of $501,016, less amounts refunded of $38,883. Of the $38,333 refunded, $11,001 and $27,882 were refunded in 2019 and 2018, respectively. The Company has recorded the liability in BCOT Token Refund Liability and the interest component in Accounts Payable and Accrued Expenses on the Consolidated Balance Sheets. The amount of interest the Company will be obligated to pay is dependent upon the amount of valid refund claims submitted by the Potential BCOT Token Claimants and is calculated claims using the One Year Treasury yield for the applicable periods cash and Digital Assets were held.

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

With regards to the penalty of $250,000 the Company recorded the expense in 2019, upon receipt of the communications from the SEC and final payment was made on July 14, 2020.

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

Other than with respect to the matters described above, we are not aware of any pending or threatened claims. However, we cannot assure you that any such claim will not be asserted in the future or that the claimant in any such action will not prevail. The possibility that such claims may be asserted in the future will continue until the expiration of the applicable federal and state statutes of limitations. If the payment of additional rescission claims or fines is significant, it could have a material adverse effect on our cash flow, financial condition or prospects and the value of the BCOT Tokens.

Note 9 – Related Party Transactions

In the ordinary course of business, the Company has contracted entities that are owned or operated by the Company’s officers for software development. During the years ended December 31, 2020 and 2019, the Company paid $138,132 and $126,656, respectively, to related parties for software development and consulting services. As of December 31, 2020, and 2019, respectively, $11,513 and $11,511 was due to a related party, a company owned by a relative of an officer of the Company, Hiades Technologia LTDA, for software development services performed and is included in Accounts Payable and Accrued Expenses in the Consolidated Balance Sheets.

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

Note 12 – Subsequent Events

The Company has evaluated subsequent events through March 29, 2021, which is the date the Consolidated Financial Statements were available to be issued, and determined that the company did file the first monthly report on the claims process to the SEC on March 23, 2021. No other material subsequent events have occurred.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2019. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2021: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting

There has been no material changes in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our current officers and directors and includes the principal offices and positions held by him.

Name	Age	Position	Date
Andre De Castro	51	President, Chief Executive Officer, Principal Executive Officer, and Director	August, 2015
Deborah de Castro	55	Chief Financial Officer, VP of Operations, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director	May, 2016
Kate Luckett	58	Director	April, 2017
Hemang Mehta	44	Director	January, 2019
Linlin Qian	46	Director	September 23, 2020

Set forth below is a brief description of the background and business experience of our sole officer and director for the past five years.

Andre De Castro

Andre De Castro, a tech executive, software technologist, Software Engineer, crypto-currency specialist, and finance enthusiast, has been actively engaged in the crypto-currency bitcoin industry since its near inception in 2011. From 2015 to 2020, Andre works for Blockchain of Things, Inc. as CEO/President.

Passionate for finance and technology, he has devoted his extensive career with Fortune 500 clients in product analysis, enterprise design, integration of complex systems, and now for the emerging crypto-currency ecosystem. An early adopter and evangelist of Bitcoin, he is an industry thought leader and heads many initiatives within this space.

As a seasoned investor and trader in crypto currencies Andre is well versed in a myriad of alt currencies and what to look for when considering investments. He is familiar with conducting arbitrage strategies between all major exchanges worldwide. Some of these include Bittrex (Hong Kong); BitStamp (UK); BTC-e (Bulgaria); Mercado Bitcoin and Foxbit (Brazil); CoinBase, and Poloniex (USA). He has also deep knowledge of automated trading using online and client-side robotic trading software and algorithms.

As an advocate for the crypto technology industry he has worked with the federal government's’ FinCEN division in creating more clarity on crypto currency policies. Today he is solely credited for the Jan 30th, 2014 administrative ruling on software development and investment activities, opening up greater avenues for well-established corporations and startups to conduct crypto currency business in the US.

Andre is an avid public speaker/panelist at financial and technology events and conferences, including: NASDAQ TV, GE Global Research, Perkins Coie, Bitcoin Global conference, and NY Bitcoin Center. He has been written up in articles in the Financial Times, MIT Technology Review, Payment Source, CoinDesk, Bloomberg and numerous other publications. A creative inventor, De Castro is the holder of two U.S. Patents that streamline the installation of electronic products in automotive circuits. He graduated with honors from the State University of New York at Stonybrook, earning a B.S. in Computer Science, with concentration in artificial intelligence, data mining, and operational systems.

Deborah de Castro

Deborah de Castro is a Co-Founder & CFO/VP of Operations of Blockchain of Things, Inc. Deborah is responsible for the development of corporate strategies and establishing the leadership path of the business operational processes.

From 2012 to 2016 Deborah worked as Director at Medical Systems International and transitioned into her position as CFO/VP Operations at Blockchain of Things, Inc from 2016 to present day of 2020.

She is actively involved with the overall efforts of establishing company policy and structure to position it as a market leader in the Industrial Internet of Things space, as well as actively contributing to the bottom-line growth of this fast-growing organization. She is a seasoned executive with over 20 years of international and domestic experience in Fortune 500 companies such as IBM-USA/Brazil, Bechtel, and The Clorox Company International. Her expertise in early stage growth, competitive analysis, strategic planning, and collaboration is vital to the company as it develops and begins to explore investment opportunities.

Deborah has undergraduate degrees in both Business Administration and Oral Communication from Long Island University, NY. She holds a MBA from Nova Southeastern University, FL, and is a Chaplain in the State of Florida. Born with a philanthropist heart, Ms. De Castro also Founded “Feed The Future Foundation” a non-profit charity that has helped feed over 185 children from poverty stricken communities in South America.

Kate Luckett

Kate Luckett is an investor in Blockchain of Things, Inc. and a distinguished board member. She has over 20 years of experience in Enterprise Software Sales, specializing in Compliance, Risk, and Legal for highly regulated industries. As a dynamic sales executive working with a wide variety of software and technology firms, she has been instrumental in driving revenue growth and expansion.

Her career spans both startups and rapid growth divisions of fortune 500 companies. Creating and thriving in fast-pace environments with aggressive goals and impressive results, Ms. Luckett has held strategic positions at Plumtree Software, Orchestria / CA Technologies, PSS Systems / IBM, Actiance, Inc., and Jobvite, Inc. From 2015 to 2020, Mrs. Luckett worked as Strategic Account Executive for Jobvite - April 2015 to April 2017, Hearsay April 2017 to July 2019, WalkMe - July 8 2019 to present.

She is highly skilled in developing and managing enterprise sales solutions based on solving business needs. Kate’s main attribute is her ability to create revenue-producing pipeline by establishing business strategies that bring technology together to solve business problems.

Ms. Luckett is a graduate of the Masters School, Dobbs Ferry NY and received her BA in Communications from New England College, Henniker, NH

Hemang Mehta

Hemang Mehta joins us with almost 18 years of experience in enterprise software focused on marketing and commerce technologies. Over the years he has sold services to clients ranging in size from small startups to Fortune 100 corporations.

Mr. Mehta’s career in services includes employment with Plumtree Software, BEA Systems, and FatWire Software (acquired by Oracle). His tenure at Function1 for the past 7 years lead him to build a multi-million-dollar business in Web Experience Management practice.

Linlin Qian

From October 2018 to present, Ms. Qian has been Managing Director of The Blueshirt Group. From 2012 to October 2018, she worked for Citigroup, North America and from January 2016 to October 2018, she was Senior Vice President, Fintech Business Experience and Integration Lead for Citigroup.

Ms. Qian received her Bachelor’s Degree in Accounting and Economy from the Shanghai University of Finance and Economy. She received her Masters of Business Administration from Shanghai Jiaotong University.

Directors

Our bylaws authorize no less than one (1) director. The number of directors within the foregoing fixed minimum and maximum may be established and changed from time to time by resolution adopted by the Board of Directors. Each director shall hold office until his successor shall be elected or appointed and qualified or until his earlier death, retirement, disqualification, resignation or removal.

Term of Office

Each director shall hold office until his successor shall be elected or appointed and qualified or until his earlier death, retirement, disqualification, resignation or removal.

Family Relationships

Aside from Andre De Castro and Deborah de Castro, who are siblings, there are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes as needed.

For the fiscal year ending December 31, 2020, the board of directors:

  Reviewed and discussed the audited financial statements with management, and
  Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the years ended December 31, 2020 and 2019 to be included in this Form 10-K and filed with the Securities and Exchange Commission

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2020, other than the following:

▪	Andre De Castro was late in one instance in filing his Form 4 obligation.
▪	Deborah de Castro was late in one instance in filing her Form 4 obligation.

Code of Ethics

We have not yet adopted a Code of Ethics for the Company, but the Company plans to adopt one by the second quarter of 2021.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our current named executive officers for the fiscal years ended December 31, 2020 and 2019.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Andre De Castro	2020	180,520.65	19,735.08				200,255.73
President, CEO, Principal Executive Officer and Director	2019	184,440		0			184,442
Deborah De Castro	2020	118,272.15	12,929.88				131,202.03
CFO, Principal Financial Officer Principal Accounting Officer, Secretary, Treasurer and Director	2019	120,840		0			120,840

Narrative Disclosure to the Summary Compensation Table

In 2020 and in 2019, Mr. Andre De Castro received $180,520 and $184,440 and, respectively, Miss Deborah de Castro received $118,272 and $120,840 in salary along with incentive stock options and stock awards.

Andre De Castro in 2020 and in 2019 received 16,000 and 4,000 respectively, in shares in compensation for his work as Chair and Director on the company’s Board. Deborah de Castro in 2020 and in 2019 received 20,000 and 8,000 respectively, shares in compensation for her work as Treasurer and Secretary and Director on the Company’s Board.

Effective January 1, 2021, the Company increased the annual salary of Andre De Castro from $197,350 to $211,165 and the salary of Deborah de Castro from $129,298 to $138,349.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officers as of December 31, 2020.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Andre De Castro			150,000.00	0.0001	9/20/2029
Deborah de Castro			2,083.33	0.0001	1/02/2027

Director Con

We compensate our director for services they render to our company. The payment is in the form of shares of common stock. To be eligible, each director must attend 3 out of 4 meetings annually. Attendance at all four meetings entitles each director in the year of 2020 to 16,000 shares of common stocks and the year of 2019 to 4,000 shares of common stock. Each meeting vests 25% of the Total shares.

In 2020 the board voted to increase the compensation and we compensated each of our five directors with 16,000 shares of our common stock. In 2019 we compensated each of our five directors with 4,000 shares of our common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of February 28, 2021 , certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of voting stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains an address at 747 3rd Avenue, New York, New York 10017.

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

Name and Address of Beneficial Owner	Common Stock		BCOT Security Tokens
	Number of Shares Owned	Percent of Class(1)(2)	Number of Shares Owned	Percent of Class(1)(2)
Andre De Castro	3,852,833	84.628%	9,253,991.257	13.380%
Deborah de Castro	201,999	4.437%	3,412,110.341	4.934%
Kate Luckett	27,000	0.593%	22,222.22	0.032%
Hemang Mehta	20,000	0.439%	0.00	0%
Lilin Qian	8,000	0.176%	0.00	0%
All Directors and Executive Officers as a Group (5 persons)	4,109,833.33	90.273%	12,688,323.82	18.346%
5% Holders
NONE				-

* Less than 1%

(1)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 4,552,667 shares of common stock outstanding as of February 28, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than described below or the transactions described under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than compensation paid in the normal course of business to executive officers.

In the ordinary course of business, the Company has contracted entities that are owned or operated by the Company’s officers for software development. During the years ended December 31, 2020 and 2019, the Company paid $138,132 and $126,656, respectively, to Hiades Tecnologia LTDA for software development and consulting services. As of December 31, 2020, and 2019, respectively, $11,513 and $11,511 was due to a related party, a company owned by a relative of an officer of the Company, Hiades Tecnologia LTDA, for software development services performed and is included in Accounts Payable and Accrued Expenses in the Consolidated Balance Sheets.

Item 14. Principal Accounting Fees and Services

Below are tables of Audit Fees (amounts in US$) billed by our auditors in connection with the audit of the Company’s annual financial statements and review of the quarterly financial statements for the years indicated below: Our 2020 and 2019 with 2018 financial statements were audited by Adeptus Partners LLC.

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2020	$27,500		$	$
2019	$22,500		$	$

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation, dated September 17, 2015 (1)
3.2	Articles of Amendment, dated May 13, 2020 (1)
3.3	Amended and Restated Bylaws (1)
4.1	Convertible Promissory Note, dated June 23, 2017 (1)
21.1	List of Subsidiaries (1)
31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Claims Form (2)
99.2	Original Token Offering Statement (2)
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Extensible Business Reporting Language (XBRL).

(1)	Incorporated by reference to the Form 10, filed by the Company with the Securities and Exchange Commission on June 1, 2020.
(2)	Incorporated by reference to the Form 10/A, filed by the Company with the Securities and Exchange Commission on July 7, 2020.

**	provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blockchain of Things, Inc.

By:	/s/ Andre De Castro
Andre De Castro
President, Chief Executive Officer, Principal Executive Officer and Director
March 31, 2021

By:	/s/ Deborah de Castro
Deborah de Castro
Title:	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director
Date:	March 31, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Andre De Castro
Andre De Castro
Title:	President, Chief Executive Officer, Principal Executive Officer and Director
Date:	March 31 , 2021

By:	/s/ Deborah de Castro
Deborah de Castro
Title:	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director
Date:	March 31, 2021

By:	/s/ Kate Luckett
Kate Luckett
Title:	Director
Date:	March 31, 2021

By:	/s/ Hemang Mehta
Hemang Mehta
Title:	Director
Date:	March 31, 2021

By:	/s/ Linlin Qian
Linlin Qian
Title:	Director
Date:	March 31 , 2021

