Form 10-Q
period 2021-03-31
Blockchain of Things, Inc.
filed 2021-05-17
CIK 1813793

x

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,561,001 common shares as of April 30, 2021.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

Page Number
F-1	Condensed Consolidated Balance Sheets as of March 31, 2021 (unaudited) and December 31, 2020;
F-2	Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 (unaudited);
F-3	Condensed Consolidated Statements of Stockholders’ Deficit for the three months ended March 31, 2021 and 2020 (unaudited)
F-4	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 (unaudited);
F-5	Notes to Condensed Consolidated Financial Statements (unaudited).

3

BLOCKCHAIN OF THINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash	$59,554	$20,257
Prepaid Expenses and Other Current Assets	2,412	3,445
Digital Assets	1,340,961	1,362,066
Total Current Assets	1,402,927	1,385,768

Non-current Assets:
Property and Equipment, net	568	995
Total Assets	$1,403,495	$1,386,763

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable and Accrued Expenses	$52,746	$617,729
Deferred Revenue	12,218,612	—
BCOT Token Refund Liability	215,705	12,434,317
Sponsorship Loans Payable	20,000	20,000
Total Current Liabilities	12,507,063	13,072,046

Long-term Liabilities:
Paycheck Protection Program Loan	—	42,900
Total Liabilities	12,507,063	13,114,946

Stockholders' Equity (Deficit):
Common stock; par value $0.0001; 50,000,000 shares authorized; 4,556,834 shares issued and outstanding as of March 31, 2021; 50,000,000 shares authorized; 4,542,126 shares issued and outstanding as of December 31, 2020	456	454
Preferred stock; par value $0.0001; 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2021; 0 shares authorized, issued and outstanding as of December 31, 2020	—	—
Additional Paid-in Capital	437	437
Accumulated Deficit	(11,104,461)	(11,729,074)
Total Stockholders' Deficit	(11,103,568)	(11,728,183)
Total Liabilities and Stockholders' Deficit	$1,403,495	$1,386,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLOCKCHAIN OF THINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2021	2020

Revenue, net	$—	$—

Operating Expenses:
Selling, General and Administrative	177,246	161,674

Loss From Operations	(177,246)	(161,674)

Other Income (Expense):
Other Income	537,300	—
Gain on Sale of Digital Assets	221,775	58,804
Gain on Extinguishment of Debt	42,900	—
Interest Expense	(116)	(33,784)
Other Income (Expense), net	801,859	25,020

Net Income (Loss)	$624,613	$(136,654)

NET INCOME (LOSS) PER SHARE
Net Income (loss) per share, basic	$0.14	$(0.03)
Net Income (loss) per share, diluted	$0.13	$(0.03)

Weighted average number of shares of common stock - basic	4,549,480	4,369,204
Weighted average number of shares of common stock - diluted	4,674,480	4,369,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLOCKCHAIN OF THINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2020	4,542,126	$454	$437	$(11,729,074)	$(11,728,183)
Exercise of Stock Options	14,708	2	—	—	2
Net Income	—	—	—	624,613	624,613
Balance as of March 31, 2021	4,556,834	$456	$437	$(11,104,461)	$(11,103,568)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2019	4,358,079	$436	$437	$(11,285,903)	$(11,285,030)
Exercise of Stock Options	22,250	2	—	—	2
Net Loss	—	—	—	(136,654)	(136,654)
Balance as of March 31, 2020	4,380,329	$438	$437	$(11,422,557)	$(11,421,682)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLOCKCHAIN OF THINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	624,613	$(136,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	427	426
Interest on BCOT Token Refund Liability	(537,300)	—
Stock based Compensation	2	2
Gain on Extinguishment of Debt	(42,900)	—
Realized Gain on Sale of Digital Assets	(221,775)	(58,804)
Changes in Assets and Liabilities:
Prepaids and Other Current Assets	1,033	880
Accounts Payable and Accrued Expenses	(27,683)	(117,037)
Accounts Payable and Accrued Expenses (Interest Portion of BCOT Token Refund Liability)	—	33610
Net cash used in operating activities	(203,583)	(277,577)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of Digital Assets	242,880	282,575

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Convertible Notes	—	(5,000)

Net Change in Cash	39,297	(2)

Cash, Beginning of Period	20,257	30,134

Cash, End of Period	$59,554	$30,132

Supplemental disclosure of cash flows information:

Cash paid during the period for interest	$116	$11,974

Noncash activity:
Reclassification of BCOT Token Refund Liability to Deferred Revenue	$12,218,612	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLOCKCHAIN OF THINGS, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Nature of Operations

Blockchain of Things, Inc (“BCoT”), was incorporated in Delaware on July 15, 2015 with a principal place of business in New York, New York. BCoT has a 100% ownership interest in BCOT Global Holdings (“BCOT GH”), a limited liability company organized on March 29, 2018 under the laws of the Cayman Islands. Collectively, BCoT and BCOT GH are referred to as the “Company.”

BCoT is a technology company established to develop and implement blockchain technology, specifically by providing a platform, or web services layer, designed to improve upon existing blockchain technology, including its security and ease of use. From December 2017 through July 2018, BCOT offered and sold $12,473,200 of digital tokens (“BCOT Tokens” or “tokens”; the “Offering”) for use of the Company’s blockchain platform and technology, called “Catenis Enterprise” and “Catenis Flow” (collectively, “Catenis”). BCoT intended to use the proceeds to continue to implement its business plan, which includes further developing and maintaining Catenis. Catenis is an integration layer to the global bitcoin blockchain. It allows companies to rapidly build blockchain based applications or simply integrate with existing systems. To date, the proceeds were used to fund the operations of the Company, which includes the payment of salaries to software developers and to pay for expenses associated with the settlement agreement with the SEC, further discussed in Note 9.

Note 2 - Financial Condition and Management’s Plans

The Company has experienced recurring losses and negative cash flows from operations. As of March 31, 2021, the Company had cash of $59,554, a working capital deficit of $11,104,136, total stockholders' deficit of $11,103,568 and an accumulated deficit of $11,104,461. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company believes that its ability to continue operations depends on its ability to generate revenues and obtain funding that will be sufficient to sustain its operations until it rolls out its core product offerings and achieve profitability and positive cash flows from operating activities. The Company continues to fund its operations through the sale of its Digital Assets. As of March 31, 2021, the market value of these Digital Assets exceeds twelve months of the Company’s capital requirements. However, the market value of Digital Assets is subject to extreme market volatility.

The Company’s management has taken several actions in an effort to secure funding and generate revenue streams including:

•	Added four additional offerings to the product line making the platform more robust and giving more options to the marketplace.
•	Relaunched a new website and marketed to various different segments of the industry verticals.
•	Prepared offering documents for a potential offshore offering under Regulation S, promulgated under the Securities Act of 1933, as amended (the “Securities Act”).
•	Added a Director to the Company’s Board of Directors with fundraising experience to lead our efforts.
•	Discussed with broker ways to raise additional capital.

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

Further, fulfilment of the Company’s obligations to its customers in order to realize the Deferred Revenue will require an insignificant amount of additional expense.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements of BCoT and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the SEC (“Securities Exchange Commission”). The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited Condensed Consolidated Financial Statements are read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended December 31, 2020. The results of operations for the period ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year. The Consolidated Financial Statements as of December 31, 2020 are derived from audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2020.

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates. The most significant accounting estimates inherent in the preparation of the Company's financial statements includes the fair values of the BCOT Token Refund Liability and Digital assets, including the impairment assessments, as well as estimates related to Stock Based Compensation.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

BCOT Tokens Revenue Recognition

The Company issued BCOT Tokens for use by customers in Catenis. From December 2017 through early July 2018, the Company obtained Ether, Bitcoin, Bitcoin Cash and Tether from customers totaling approximately $11,863,530 and cash of $609,670 in exchange for the BCOT Tokens.

The BCOT Token is issued on the Bitcoin blockchain and are used as independent programmable units of power that directly convert to Catenis Credits which power the virtual devices and ultimately the entire Catenis system. These security tokens can be independently purchased, held, traded, and used on Catenis. Using the administrative interface, the customer can send BCOT Tokens to their account and they will be converted on a one-to-one basis into Catenis Credits for their account. Each BCOT Token value is taken into account when calculating the amount of Catenis Credits required to pay for a given Catenis service when that service is consumed.

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

Subsequent to the distribution noted above, and pursuant to the Settlement Agreement (as defined and described further in Note 9), the Company was obligated to refund amounts raised from the sale of BCOT Tokens for valid claims submitted and may incur other fines and penalties. The Rescission Offer (as defined and described further in Note 9) deadline was February 21, 2021. Accordingly, as of March 31, 2021, all valid claims have been submitted and the Company revised the estimated refunds to be paid to claimants to $226,258, which includes $10,553 of accrued interest that is included in Accounts Payable and Accrued Expenses on the accompanying Condensed Consolidated Balance Sheets (see Notes 8 and 9). As of December 31, 2020, the Company estimated the amount of refunds to be paid to claimants at $12,982,170, which includes $547,853 of accrued interest that is included in Accounts Payable and Accrued Expenses on the accompanying Condensed Consolidated Balance Sheets (see Notes 8 and 9). Accrued interest of $537,300 previously accrued was released upon the conclusion of the Rescission Offer and is recorded in Other Income on the Condensed Consolidated Statements of Operations.

In the first quarter of 2021, subsequent to the receipt of all valid Rescission Offer claims, the Company recognized the remaining amount of $12,218,612 received from the issuance of BCOT Tokens as Deferred Revenue, until such time that customers convert the BCOT Tokens into Catenis credits and redeem for Catenis services (see Note 8).

Deferred Revenue

Deferred revenue represents BCOT Tokens that have been purchased by Customers but not yet redeemed and utilized as Catenis Credits for Catenis services.

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

Preliminary project stage: (a) conceptual formulation of alternatives; (b) evaluation of alternatives; (c) determination of existence of needed technology; and (d) final selection of alternatives. Internal and external costs incurred during the preliminary project stage are expensed as incurred. Application development stage: (a) design of chosen path, including software configuration and software interfaces; (b) coding; installation to hardware; and (c) testing, including parallel processing phase. Internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized. Post-implementation-operation stage: (a) training; and (b) application maintenance. Internal and external costs incurred during the post-implementation-operation stage are expensed as incurred.

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

The Company has developed and continues to enhance Catenis, a platform, or web services layer, designed to improve upon existing blockchain technology, including its security and ease of use. The technology primarily assists with four blockchain-based services: 1) message transmission, 2) message logging, 3) digital asset generation, and 4) digital asset transfer. Due to the significant hurdles during development and launch of Catenis, market adoption and recovery of the development costs is uncertain. Accordingly, the Company expensed $66,194 and $62,185 of software development during the three months ended March 31, 2021 and 2020, respectively.

Fair Value Measurement

The Company’s financial instruments include cash, accounts payable, sponsorship agreements and the BCOT Token Obligation. The fair values of cash, accounts payable, sponsorship agreements and the BCOT Token Obligation (as defined and described further in Note 8) approximate their stated amounts because of the short maturity of these financial instruments from the balance sheet date. Our sponsorship agreements are carried at fair value and based on Level 2 inputs.

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

Indefinite-lived intangible assets are not subject to amortization. Instead, they are tested for impairment on an annual basis and more frequently if events or circumstances change that indicate that it’s more likely than not that the asset is impaired. As a result of the aforementioned, the Company will only recognize decreases in the value of its Digital Assets, and any increase in value will be recognized upon disposition. Ether, Bitcoin and Bitcoin Cash are traded on exchanges in which there are observable prices in an active market, the Company views a decline in the quoted price below the cost to be an impairment indicator. The quoted price and observable prices, for Ether, Bitcoin and Bitcoin Cash, are determined by the Company using a principal market analysis in accordance with ASC 820, Fair Value Measurement.

When the Company evaluates Ethers, Bitcoins and Bitcoin Cash for impairment under ASC 350, Intangible – Goodwill and Other, each acquisition of Ether, Bitcoin and Bitcoin Cash is considered a separate unit of account. The Company tracks the cost of each unit of Ether, Bitcoin and Bitcoin Cash when received or purchased, when performing impairment testing and upon disposition either through sale or exchanged for goods or services. Realized gain (loss) on sale of Digital Assets is included in caption Gain on Sale of Digital Assets on the Condensed Consolidated Statement of Operations, while impairment of Digital Assets is included in operating expenses because of the nature of the assets.

The Company obtains the equivalency rate of the digital currencies to USD based on a global exchange rate from public exchange Gemini.

As of March 31, 2021, and December 31, 2020, the Company’s adjusted cost basis was $1,340,961 and $1,362,066, respectively. During the three months ended March 31, 2021 and March 31, 2020, the Company recognized no impairment losses. Please refer to Note 4 for additional information about Digital Assets.

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

For the three months ended March 31, 2021, the Company reported net income. Therefore, for purposes of calculating diluted net earnings per share, the weighted average number of common stocks includes all potentially dilutive common shares. The potentially dilutive common stock equivalents for the three months ended March 31, 2021 were 125,000 and were included in diluted EPS as their effect would be dilutive.

For the three months ended March 31, 2020, the Company reported a net loss. As a result, basic and diluted loss per common share is the same. Therefore, in calculating net loss per share amounts, shares underlying the potentially dilutive common stock equivalents were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive. The potentially dilutive common stock equivalents for the three months ended March 31, 2020 were 199,167 and were not included in diluted EPS as their effect would be anti-dilutive.

Adoption of Recent Accounting Pronouncements

The Company's accounting policies are the same as those described in Note 3 to the Company's Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2020.

The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or no material effect is expected on the Condensed Consolidated Financial Statements as a result of future adoption.

Note 4 - Digital Assets

Changes in Digital Assets were as follows:

			Bitcoin
	Ether	Bitcoin	Cash	Tether	Total
Balance at December 31, 2020	$375,173	$985,634	$1,259	$—	$1,362,066
Sale of Digital Assets	(21,105)	—	—	—	(21,105)
Impairment	—	—	—	—	—
Balance at March 31, 2021	$354,068	$985,634	$1,259	$—	$1,340,961

Balance at December 31, 2019	$698,710	$1,163,019	$1,259	$—	$1,862,988
Sale of Digital Assets	(216,309)	(7,462)	—	—	(223,771)
Impairment	—	—	—	—	—
Balance at March 31, 2020	$482,401	$1,155,557	$1,259	$—	$1,639,217

The Company recognized $221,775 and $58,804 as a net gain on the sale of digital assets during the three months ended March 31, 2021 and March 31, 2020, respectively.

On June 25, 2018 the Company created 553,262,386 BCOT Tokens which are not recognized on the balance sheet and have zero carrying value. As of March 31, 2021 and December 31, 2020, respectively, the Company distributed 68,773,608 and 69,160,720 BCOT Tokens to third party wallets or smart contracts and was holding 484,488,778 and 484,101,666 BCOT Tokens. A total of 397,088 BCOT tokens were returned to the Company during the rescission period, of which 387,112 were returned during the three months ended March 31, 2021.

Note 5 – Accounts Payable and Accrued Expenses

Accounts Payable and Accrued Expenses consisted of the following as of:

	March 31,	December 31,
	2021	2020
Accrued interest on token refund liability	$10,553	$547,853
Legal and professional services	6,844	31,018
Software development	11,504	32,795
Other accrued liabilities	16,468	515
Credit card payable	7,377	5,547
Total Accounts Payable and Accrued Expenses	$52,746	$617,729

Note 6 – Debt

Sponsorship Agreements

The Company has one remaining financial sponsorship agreement (“Sponsorship Agreement”) with a counterparty (“Sponsor”). Pursuant to the Sponsorship Agreement, the Company received contributions in the form of cash or Bitcoin. In return, the Sponsor is eligible to receive repayment in the form of cash and cryptographic tokens that provide usability in our Catenis Enterprise product. The cash payment associated with the remaining Sponsorship Agreement is variable and based on the amount of proceeds raised by the Company through the crowd sale campaign, in which the Company sold the cryptographic tokens in exchange for cash or cryptocurrency. The number of cryptographic tokens to be issued to the Sponsor is calculated as half of the Sponsor’s contribution amount divided by a price per cryptographic token equal to 65% of the crowd sale issuance price of a cryptographic token on the day of the crowd sale launch. Such obligation was contingent on the completion of the crowd sale. The crowd sale campaign began on June 27, 2018 and was completed on August 1, 2018 and raised $1,875. The Company was obligated to pay down the Sponsorship loan upon the completion of the crowd sale campaign.

The liability associated with the one outstanding Sponsorship Agreement as of March 31, 2021 and December 31, 2020 was determined to be $20,000 and was determined based on the ongoing legal matter (see Note 8 for further details).

U.S. Small Business Administration Loan and Advance

On April 16, 2020, the Company received a loan under the U.S. Small Business Administration’s Paycheck Protection Program from Citibank, N.A. related to the COVID-19 crisis in the amount of $40,900 (the “PPP loan”). Under the PPP loan, the loan has a fixed interest rate of 1% per annum, a maturity date two years from the date of the funding of the loan, and deferral of payments for six months. Pursuant to the terms of the PPP loan, the Company applied for forgiveness of the loan in an amount equal to the sum of the following costs incurred by the Company during period beginning on the date of first disbursement of the loan and ending on the earlier of (a) the date that is 24 weeks after the date of funding or b) December 31, 2020: payroll costs, any payment of interest on a covered mortgage obligation, payment on a covered rent obligation, and any covered utility payment. The amount of PPP loan forgiveness was calculated in accordance with the requirements of the Paycheck Protection Program, including the provisions of Section 1106 of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), although no more than 40% of the amount forgiven can be attributable to non-payroll costs.

The Company used the proceeds for purposes consistent with the PPP and the loan was forgiven effective March 18, 2021. The Company has elected the policy to recognize the Gain on the extinguishment of debt upon notification that the loan was forgiven. The forgiveness of the loan is recorded as Gain on Extinguishment of Debt on the accompanying Condensed Consolidated Statement of Operations.

In addition to the SBA Loan, the Company received an advance of $2,000 ($1,000 per eligible employee). This advance was from the Small Business Administration Economic Injury Disaster Loans (“EIDL Advance”). The Company used the proceeds for purposes consistent with the PPP loan and the EIDL advance was forgiven effective March 18, 2021. The Company has elected the policy to recognize the Gain on the extinguishment of debt upon notification that the loan was forgiven. The forgiveness of the EIDL advance is recorded as Gain on Extinguishment of Debt on the accompanying Condensed Consolidated Statement of Operations.

Note 7 – Income Taxes

The Company’s effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s effective tax rate was 0% for the three months ended March 31, 2021 and March 31, 2020. The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for the three months ended March 31, 2021 and March 31, 2020 was primarily due to recognizing a full valuation allowance on deferred tax assets.

The Company determined that, based on all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses to date, it was not more likely than not that its deferred tax assets would be realized and therefore it continued to record a full valuation allowance as of March 31, 2021. As a result, there is no provision for income taxes other than state minimum taxes.

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

Note 8 – BCOT Tokens and Deferred Revenue

As part of its private pre-sale and subsequent crowd sale of BCOT Tokens, the Company obtained Cash, Bitcoin, Ether, Tether, and Bitcoin Cash from November 2017 through early August 2018 totaling $12,445,318 for BCOT Tokens which was recorded as a liability (the “BCOT Token Delivery Obligation”) until such time as the BCOT Tokens were delivered in the first quarter of 2019.

The delivery of the Tokens prompted the SEC investigation, which resulted in the SEC settlement discussed in Note 9 and the BCOT Token Refund Liability. During first quarter of 2021, subsequent to the receipt of the final Rescission Offer claims, the Company recognized the amounts received from the issuance of BCOT Tokens, less the refunds issued pursuant to the Rescission Offer, as Deferred Revenue until such time that customers convert the BCOT Tokens into Catenis credits and redeem for Catenis services.

Note 9 – Commitments and Contingencies

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

In conjunction with the Settlement Agreement with the SEC, parties who obtained BCOT Tokens from the Company on or before July 31, 2018 (the “Potential BCOT Token Claimants”) were entitled to a refund in the amount of consideration paid, plus interest, less the amount of any income received thereon. The Company must distribute by electronic means claim forms to the Potential BCOT Token Claimants within 60 days of the filing (the “Rescission Offer”) of the Company’s registration statement on Form 10 or the date that the Form 10 becomes effective, whichever is sooner. The Potential BCOT Token Claimants must submit claims forms within three months of this date (the “Claim Form Deadline”). The Company must settle all valid claims within three months of the Claim Form Deadline.

The Company approved twenty eligible claims and is obligated to return such amounts totaling $226,258, inclusive of interest of $10,553. These claims were refunded during April 2021.

The remaining amount payable as of December 31, 2020 totaling $12,218,612 has been reclassified to deferred revenue as it represents advances from customers to be utilized for services provided by the Company.

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

Although purchasers of BCOT Tokens may still bring a suit against the Company under the Securities Act of 1933, the Company believes an unfavorable outcome, as a result of conducting a formal Rescission Offer, is not probable.

Sponsor Litigation

The one remaining Sponsor who has a Sponsorship Agreement with the Company in the amount of $20,000 has filed suit against the company asserting claims of breach of contract. The amount of monetary damages sought is unclear from the complaint. The Company believes the claims are without merit and seeks to dismiss the case and to contest the matter as may be required. The Company believes that the potential loss in this case is the $20,000 per the Sponsorship Agreement and continues to accrue the Sponsorship Liability.

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

Note 10 – Related Party Transactions

In the ordinary course of business, the Company has contracted entities that are owned or operated by the Company’s officers for software development. During each of the three months ended March 31, 2021 and March 31, 2020, the Company paid $34,519 to related parties for software development and consulting services. As of March 31, 2021 and December 31, 2020, respectively, $11,504 and $11,513 was due to a related party, Hiades Technologia LTDA, for software development services performed and is included in Accounts Payable and Accrued Expenses in the Condensed Consolidated Balance Sheets.

Note 11 – Subsequent Events

The Company has evaluated subsequent events through May 14 , 2021, which is the date the Consolidated Financial Statements were available to be issued, and determined that in April 2021, the Company refunded $226,258 to customers, subsequent to the Company’s validation of the rescission claims during the rescission period. No other material subsequent events have occurred.

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

Catenis uses a credit system called “Catenis Service Credits” (Credits) to control the expense it incurs by using the bitcoin blockchain. It is an internal system of accounting for each customer’s account. Credits are not controlled via a central database for accounting as this would make the system centralized and vulnerable to a coordinated centralized attack rendering all connectivity points inoperable. To keep the system resilient and decentralized these credits are instead encoded (in binary) within the blockchain (in a technical part of the blockchain called inputs/outputs). They are specifically encoded on the address(s) assigned to the 3rd party software that is using the services Catenis provides. Standard Tokens on the bitcoin blockchain are created in the same way, they are also encoded (in binary) within the blockchain. BCOT Security Tokens are bitcoin blockchain tokens. A BCOT Security Tokens, when accepted by the system, converts one-to-one to a Catenis credit for a given customer account. The distinction, while subtle, is significant, when a customer’s account receives a Catenis credit, this credit is now internal to the platform, used as a unit of account, gets consumed upon usage, and does not have the ability to leave the platform. In other words, they cannot be accessed or transferred in any way externally.

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

Plan of Operation

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

Our plan of operations is as follows:

Market Our Product and Website

Our new website containing a self-service shopping cart as a simple way to purchase our product has been launched. We are now focusing our efforts on raising capital during this period and for the rest of 2021. Our operations will be limited due to the limited amount of funds on hand. Now that we have completed the Claims Process, our specific goal is to profitably sell our product and raise funds to continue our operations. Our plan of operations following the completion is as follows.

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

Estimated Expenses for the Next 12 Months

The following provides an overview of our estimated expenses to fund our plan of operation over the next twelve months.

SEC reporting and compliance	$242,000
Office conference room	$30,800
Consulting services	$154,000
Website Servers and Maintenance	$13,200
Advertising Marketing Strategy, Events, Travel, Admin	$88,000
Staff and additional Recruiting	$847,000
Total	$1,375,000

Results of Operations for the Three Months Ended March 31, 2021 and 2020

Revenues

We are a start-up company and have not generated any significant revenues for the three months ended March 31, 2021 and 2020. We can provide no assurance that we will generate sufficient revenues from our Catenis platform to sustain a viable business operation. In order to generate revenues, we must first continue to sell our platform and market our services.

Operating Expenses

We incurred operating expenses in the amount of $177,246 for the three months ended March 31, 2021, as compared with $161,674 for the same period ended 2020. Our operating expenses for all periods consisted mainly of selling, general and administrative expenses. The detail by major category within selling, general and administrative expenses is reflected in the table below.

		Three months ended March 31,
		2021	2020
Salaries, Wages & Benefits		95,839	83,222
Stock-based Compensation		2	2
Professional Fees		8,664	33,005
Board Fees		—	-
Investor Relations		—	-
Consultants		10,116	5,000
Advertising and promotion		8,505	-
Depreciation and amortization		426	426
Development and maintenance		34,519	34,519
Office, Facility, and other		12,693	5,118
Travel and entertainment		6,482	382
	Totals	177,246	161,674

The increase of $15,572 in our selling, general and administrative expenses for the three months ended March 31, 2021 versus the same period ended 2020 is largely the result of increased spending on salaries, wages and benefits, office expenses and consulting fees, offset by a reduction in spending on professional fees.

We expect our selling, general and administrative expenses to increase in future quarters as we continue with our reporting obligations with the SEC and the increased expenses associated with increased operational activity, which is expected for the balance of the year.

Other Income

We had other income of $801,859 for the three months ended March 31, 2021, as compared with other income of $25,020 for the same period ended 2020.

As of December 31, 2020, the Company estimated the amount of refunds to be paid to claimants in our Claims Process at $12,982,170, which includes $547,853 of accrued interest that is included in Accounts Payable and Accrued Expenses. Accrued interest of $537,300 previously accrued was released upon the conclusion of the Rescission Offer and it, along with a $221,775 in the gain of Digital Assets, is the reason for our other income for the three months ended March 31, 2021. Our other income for the three months ended March 31, 2020 is the result of a $58,804 gain on the sale of Digital Assets, offset by interest expense of $33,784.

Net Income/Net Loss

We recorded net income in the amount of $624,613 for the three months ended March 31, 2021, as compared with a net loss of $136,654 for the same period ended 2020. Our net income for the three months ended March 31, 2021 is the result of other income exceeding operating expenses. Our losses for the other period is attributable to operating expenses and other expenses, together with a lack of any revenues.

Liquidity and Capital Resources

As of March 31, 2021, we had total current assets of $1,402,927, mainly consisting of digital assets, compared with current liabilities of $12,507,063, resulting in a working capital deficit of $11,104,136. This represents an increase from our working capital deficit of approximately $11,686,278 at December 31, 2020.

Operating activities used $203,583 in cash for the three months ended March 31, 2021, as compared with $277,577 used for the same period ended 2020. Our negative operating cash flow for 2021 was the result of adjustments to interest on BCOT token refund liability and the gain on the sale of Digital Assets, while the negative operating cash flow for 2020 was the result of our net loss combined with changes in accountants payable and accrued expenses.

Investing activities provided $242,880 in cash for the three months ended March 31, 2021, as compared with $282,575 for the same period ended 2020. Our positive investing cash flow for both periods was the result of proceeds from the sale of Digital Assets.

Financing activities provided no cash for the three months ended March 31, 2021, as compared with $5,000 used for the same period ended 2020. Our negative financing cash flows for 2020 was the result of repayments of convertible promissory notes.

Financial Condition and Management’s Plans

We believe that our ability to continue operations depends on our ability to obtain funding that will be sufficient to sustain our operations until we have significant and sustainable revenues on our core product offerings with the goal of and achieving profitability and positive cash flows from operating activities.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results. The accompanying consolidated financial statements do not include any adjustments related to this uncertainty and as to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

In recent months, management has taken several actions in an effort to secure funding and generate revenue streams. We have attended various meetings with parties that may be interested in an offering of traditional equity or debt securities. We have approached a licensed broker and we are in discussions with that broker on different ways to raise additional capital. We have added 4 additional offerings to the product line making the platform robust and giving more options to the market place. We have relaunched with a new website and marketing to various different segments of the industry verticals. We have also re-engineered part of the product offering allowing regular consumers to use the platform without the need to purchase or hold BCOT Tokens. We have added a new RUST connectivity client for our API’s allowing developers who use the RUST programing language to easily connect to the Catenis platform.

As mentioned previously, we have estimated expenditures for the next 12 months will be approximate $1,375,000 without considering the expenditures related to the Claims Process. During the current reporting period, we have concluded the Claims Process and paid out the claims. After our distribution of the notice and claim forms, twenty (20) eligible claimants responded and we provided each with a rescission payment plus interest. Eighteen (18) of these claims were paid in US Dollars totaling $196,272.53 and two (2) claims valued at $29,984.64 USD were paid with 13.05741 in Ethereum cryptocurrency, which amounted to $29,984.64 USD at the applicable rate.

The conclusion of the Claims Process has been helpful in assessing our capital requirements going forward. As a result of the payouts made in the Claims Process, we have less assets available for current and future expenditures, and thus less available to meet expenditures, which in turn creates more urgency to raise capital. We plan to continue our efforts at raising capital and to sell our product offerings. However, there is no assurance that we will be successful in obtaining funding or generating revenues sufficient to fund operations.

Off Balance Sheet Arrangements

As of March 31, 2021, there were no off-balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate our continuation as a going concern. However, we have limited revenues from inception through March 31, 2021. We currently have negative working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

SEC Settlement

As previously disclosed, we submitted an offer of settlement (the “Offer”) to the SEC that it accepted into an order (the “Order”) on or about December 18, 2019.

Specifically, pursuant to the Order of the SEC, we agreed to the following:

1)	File a press release within 14 days of the Order.

2)	File a Registration Statement under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) within 120 days of the Order.

3)	Distribute a claim form and post the same to our website no later than 60 calendar days after the date of the filing of this Registration Statement, or on the date 7 days after the Registration Statement becomes effective, whichever date is sooner, informing all persons and entities that purchased BCOT Tokens from us of their potential claims under Section 12(a) of the Securities Act, including the right to sue to recover the consideration paid for the BCOT Tokens with interest thereon and further informing purchasers that they may submit the written claim form to us within 3 months (the “Claim Form Deadline”). On July 28, 2020, the SEC granted the Company an extension of three weeks, or until August 21, 2020, to mail out the Claims Forms to Potential BCOT Token Claimants.

4)	Maintain the Registration and make timely reports under the Exchange Act at least until the later of (1) the Claims Form Deadline; (2) such time as we have filed all reports required for the fiscal year within which the Registration Statement became effective; and (3) such time as we are eligible to terminate our registration pursuant to Rule 12g-4 under the Exchange Act.

5)	Pay the amounts due under Section 12(a) of the Securities Act to each purchaser using the claim form within 3 months of the Claim Form Deadline.

6)	Submit to the SEC a monthly report of the claims received and the claims paid.

7)	Submit a final report of the handling of all claims within 7 months.

8)	Pay a civil monetary penalty in the amount of $250,000.00 to the SEC.

As of the date of this Quarterly Report, we have registered our BCOT Security Tokens under the Exchange Act, distributed the notice and claim forms, maintained our registration with the SEC (to date), paid each eligible claimant the amount due, submitted monthly reports to the SEC (to date), and paid the SEC $250,000 representing the civil monetary penalty.

We have submitted the required monthly reports to the SEC of the claims received and the claims paid. We also have submitted to the SEC a final report of the handling of all claims. A final Certification of all undertakings will be submitted.

As mentioned, we have complied with the rescission claim process as provided for in the Order. After our distribution of the notice and claim forms, twenty (20) eligible claims responded and we provided each with a rescission payment plus interest. Eighteen (18) of these claims were paid in US Dollars totaling $196,272.53 and two (2) claims valued at $29,984.64 USD were paid with 13.05741 in Ethereum cryptocurrency, which amounted to $29,984.64 USD at the applicable rate.

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

On December 3, 2019, BCoT filed a motion to dismiss the claims on the grounds of res judicata (the Plaintiff filed and voluntarily dismissed with prejudice the very same claims in a federal court action); lack of ripeness (the crowdfunding campaign has not been completed because of the SEC investigation); the amount in controversy (the $20,000 investment) does not meet the $25,000 jurisdictional threshold for the court in which the Plaintiff filed the case. On January 2, 2020, the Plaintiff filed an opposition to the motion to dismiss and on January 6, 2020 BCoT filed a reply brief. This motion is thus fully briefed and awaiting a decision form the Court. The matter is in discovery and depositions have been completed in April of 2021. The Note of Issue is scheduled to be filed in May 2021 by order of the court.

BCoT believes that the Plaintiff’s claims are without merit and there is a high likelihood that the claims will be dismissed, or at the very least, stayed by the Court until the outcome of the SEC settlement and claims distribution process has been completed. BCoT intends to vigorously contest this matter and has no plans to settle out of court at this time.

Item 1A: Risk Factors

See risk factors included in our Annual Report on Form 10-K filed with the SEC on March 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The 14,708 increase in common shares outstanding as of March 31, 2021 is due to vesting of incentive stock options. These securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Extensible Business Reporting Language (XBRL).

 ** Provided herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blockchain of Things, Inc.
Date: May 17, 2021
	By:	/s/ Andre De Castro
Andre De Castro
	Title:	Chief Executive Officer, Principal Executive Officer, and Director

Blockchain of Things, Inc.
Date: May 17, 2021
	By:	/s/ Deborah de Castro
Deborah de Castro
	Title:	Chief Financial Officer, VP of Operations, Secretary, Treasurer Principal Financial Officer, Principal Accounting Officer and Director

