Form 10-Q
period 2021-06-30
Blockchain of Things, Inc.
filed 2021-08-12
CIK 1813793

x

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to __________

Commission File Number: 000-56170

Blockchain of Things, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-5080120
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
450 Park Avenue South, 3rd Floor New York, NY 10016
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,681,834 common shares as of July 19, 2021.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

Page Number
1	Condensed Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020;
2	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 (unaudited);
3	Condensed Consolidated Statements of Stockholders’ Deficit for the six months ended June 30, 2021 and 2020 (unaudited);
4	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 (unaudited);
5	Notes to Condensed Consolidated Financial Statements (unaudited).

3

BLOCKCHAIN OF THINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash	$17,803	$20,257
Prepaid Expenses and Other Current Assets	1,378	3,445
Digital Assets	1,316,156	1,362,066
Total Current Assets	1,335,337	1,385,768

Non-current Assets:
Property and Equipment, net	142	995
Total Assets	$1,335,479	$1,386,763

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable and Accrued Expenses	$50,362	$617,729
Deferred Revenue	12,218,612	—
BCOT Token Refund Liability	—	12,434,317
Sponsorship Loans Payable	20,000	20,000
Total Current Liabilities	12,288,974	13,072,046

Long-term Liabilities
Paycheck Protection Program Loan	—	42,900
Total Liabilities	12,288,974	13,114,946

Stockholders’ Equity (Deficit):
Common stock; par value $0.0001; 50,000,000 shares authorized; 4,681,834 shares issued and outstanding as of June 30, 2021; 50,000,000 shares authorized; 4,542,126 shares issued and outstanding as of December 31, 2020	468	454
Preferred stock; par value $0.0001; 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Additional Paid-in Capital	437	437
Accumulated Deficit	(10,954,400)	(11,729,074)
Total Stockholders' Deficit	(10,953,495)	(11,728,183)
Total Liabilities and Stockholders' Deficit	$1,335,479	$1,386,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLOCKCHAIN OF THINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues, net	$—	$—	$—	$—

Operating Expenses:
Selling, General and Administrative	259,178	349,199	436,424	510,873

Loss From Operations	(259,178)	(349,199)	(436,424)	(510,873)

Other Income (Expense):
Other Income	—	—	537,300	—
Gain on Sale of Digital Assets	409,239	57,913	631,014	116,717
Gain on Extinguishment of Debt	—	—	42,900	—
Interest Expense	—	(5,520)	(116)	(39,304)
Other Income (Expense), net	409,239	52,393	1,211,098	77,413

Net Income (Loss)	$150,061	$(296,806)	$774,674	$(433,460)

NET INCOME (LOSS) PER SHARE
Net Income (loss) per share, basic and diluted	$0.03	$(0.07)	$0.17	$(0.10)

Weighted average number of shares of common stock - basic and diluted	4,619,334	4,390,933	4,611,980	4,379,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLOCKCHAIN OF THINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2020	4,542,126	$454	$437	$(11,729,074)	$(11,728,183)
Exercise of Stock Options	14,708	2	—	—	2
Net Income	—	—	—	624,613	624,613
Balance as of March 31, 2021	4,556,834	$456	$437	$(11,104,461)	$(11,103,568)
Exercise of Stock Options	125,000	12	—	—	12
Net Income	—	—	—	150,061	150,061
Balance as of June 30, 2021	4,681,834	$468	$437	$(10,954,400)	$(10,953,495)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2019	4,358,079	$436	$437	$(11,285,903)	$(11,285,030)
Exercise of Stock Options	22,250	2	—	—	2
Net Loss	—	—	—	(136,654)	(136,654)
Balance as of March 31, 2020	4,380,329	$438	$437	$(11,422,557)	$(11,421,682)
Exercise of Stock Options	21,208	2	—	—	2
Net Loss	—	—	—	(296,806)	(296,806)
Balance as of June 30, 2020	4,401,537	$440	$437	$(11,719,363)	$(11,718,486)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLOCKCHAIN OF THINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$774,674	$(433,460)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	853	853
Interest on BCOT Token Refund Liability	(537,300)	39,007
Stock based Compensation	14	4
Gain on Extinguishment of Debt	(42,900)	—
Realized Gain on Sale of Digital Assets	(631,014)	(116,717)
Changes in Assets and Liabilities:
Prepaids and Other Current Assets	2,067	1,760
Accounts Payable and Accrued Expenses	(30,067)	67,890
BCOT Token Refund Liability	(215,705)	—
Net cash used in operating activities	(679,378)	(440,663)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of Digital Assets	676,924	406,610

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Paycheck Protection Program Loan	—	42,900
Repayments of Convertible Notes	—	(5,000)
Net cash provided by financing activities	—	37,900

Net Change in Cash	(2,454)	3,847

Cash, Beginning of Period	20,257	30,134

Cash, End of Period	$17,803	$33,981

Supplemental disclosure of cash flows information:

Cash paid during the period for interest	$10,806	$750

Noncash activity:
Reclassification of BCOT Token Refund Liability to Deferred Revenue	$12,218,612	$—

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

Note 2 - Financial Condition and Management’s Plans

The Company has experienced recurring losses and negative cash flows from operations. As of June 30, 2021, the Company had cash of $17,803, a working capital deficit of $10,953,637, total stockholders' deficit of $10,953,495 and an accumulated deficit of $10,954,400. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company believes that its ability to continue operations depends on its ability to generate revenues and obtain funding that will be sufficient to sustain its operations until it rolls out its core product offerings and achieve profitability and positive cash flows from operating activities. The Company continues to fund its operations through the sale of its Digital Assets. As of June 30, 2021, the market value of these Digital Assets exceeds twelve months of the Company’s capital requirements. However, the market value of Digital Assets is subject to extreme market volatility.

The Company’s management has taken several actions in an effort to secure funding and generate revenue streams including:

•	Added four additional offerings to the product line making the platform more robust and giving more options to the marketplace.
•	Relaunched a new website and marketed to various different segments of the industry verticals.
•	Prepared offering documents for a potential offshore offering under Regulation S, promulgated under the Securities Act of 1933, as amended (the “Securities Act”).
•	Added a Director to the Company’s Board of Directors with fundraising experience to lead our efforts.
•	Discussed with broker ways to raise additional capital.
•	Hired a marketing manager and launched a marketing campaign to acquire customers.
•	Added an additional development language to Catenis to facilitate the programming of integration.

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

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements of BCoT and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the SEC (“Securities Exchange Commission”). The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited Condensed Consolidated Financial Statements are read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended December 31, 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year. The Consolidated Financial Statements as of December 31, 2020 are derived from audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2020.

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates. The most significant accounting estimates inherent in the preparation of the Company's financial statements include the fair of values of the BCOT Token Refund Liability and Digital assets, including the impairment assessments, as well as estimates related to Stock Based Compensation.

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

Subsequent to the distribution noted above, and pursuant to the Settlement Agreement (as defined and described further in Note 9), the Company was obligated to refund amounts raised from the sale of BCOT Tokens for valid claims submitted and may incur other fines and penalties. The Rescission Offer (as defined and described further in Note 9) deadline was February 21, 2021. Accordingly, as of June 30, 2021, all valid claims have been submitted and the Company issued refunds to claimants of $226,258, which includes $10,553 of accrued interest that was included in Accounts Payable and Accrued Expenses on the accompanying Condensed Consolidated Balance Sheets (see Notes 8 and 9). As of December 31, 2020, the Company estimated the amount of refunds to be paid to claimants at $12,982,170, which includes $547,853 of accrued interest that is included in Accounts Payable and Accrued Expenses on the accompanying Condensed Consolidated Balance Sheets (see Notes 8 and 9). Accrued interest of $537,300 previously accrued was released upon the conclusion of the Rescission Offer and is recorded in Other Income on the Condensed Consolidated Statements of Operations.

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

The Company has developed and continues to enhance Catenis, a platform, or web services layer, designed to improve upon existing blockchain technology, including its security and ease of use. The technology primarily assists with four blockchain-based services: 1) message transmission, 2) message logging, 3) digital asset generation, and 4) digital asset transfer. Due to the significant hurdles during development and launch of Catenis, market adoption and recovery of the development costs is uncertain. The Company expensed $75,213 and $141,407 of software development during the three and six months ended June 30, 2021, respectively. The Company expensed $62,200 and $124,385 of software development during the three and six months ended June 30, 2020, respectively.

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

Intangible Assets

Digital Assets held by the Company consist of Ethers, Bitcoins and Bitcoin Cash and are included in current assets in the Condensed Consolidated Balance Sheets. Digital assets such as Bitcoins, Ethers, and Bitcoin Cash are digital currencies considered cryptocurrencies that are not fiat currencies (i.e., a currency that is backed by a central bank or a national, supra-national or quasi-national organization) and are not backed by hard assets or other credits. Digital currencies are not financial assets because they are not an ownership interest in a company, or a contract establishing a right or obligation to deliver or receive cash or another financial instrument. Since they lack physical substance and have no limit on the useful life, digital currencies are considered to be indefinite-lived intangible assets under ASC 350, Intangibles–Goodwill and Other.

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

As of June 30, 2021, and December 31, 2020, the Company’s adjusted cost basis was $1,316,156 and $1,362,066, respectively. During the three and six months ended June 30, 2021 and 2020, respectively, the Company recognized no impairment losses. Please refer to Note 4 for additional information about Digital Assets.

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

For the three and six months ended June 30, 2021, the Company reported net income. Therefore, for purposes of calculating diluted net earnings per share, the weighted average number of common stocks includes all potentially dilutive common shares. There were no potentially dilutive common stock equivalents at June 30, 2021 to be included in diluted EPS.

For the three and six months ended June 30, 2020, the Company reported a net loss. As a result, basic and diluted loss per common share is the same. Therefore, in calculating net loss per share amounts, shares underlying the potentially dilutive common stock equivalents were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive. The potentially dilutive common stock equivalents as of June 30, 2020 were 177,959 and were not included in diluted EPS as their effect would be anti-dilutive.

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

Note 4 - Digital Assets

Changes in Digital Assets were as follows:

	Ether	Bitcoin	Bitcoin Cash	Tether	Total
Balance at December 31, 2020	$375,173	$985,634	$1,259	$—	$1,362,066
Sale of Digital Assets	(21,105)	—	—	—	(21,105)
Balance at March 31, 2021	$354,068	$985,634	$1,259	$—	$1,340,961
Sale of Digital Assets	(24,805)	—	—	—	(24,805)
Balance at June 30, 2021	$329,263	$985,634	$1,259	$—	$1,316,156

	Ether	Bitcoin	Bitcoin Cash	Tether	Total
Balance at December 31, 2019	$698,710	$1,163,019	$1,259	$—	$1,862,988
Sale of Digital Assets	(216,309)	(7,462)	—	—	(223,771)
Balance at March 31, 2020	$482,401	$1,155,557	$1,259	$—	$1,639,217
Sale of Digital Assets	(54,688)	(11,434)	—	—	(66,122)
Balance at June 30, 2020	$427,713	$1,144,123	$1,259	$—	$1,573,095

The Company recognized $409,239 and $631,014 as a net gain on the sale of digital assets during the three and six months ended June 30, 2021, respectively. The Company recognized $57,913 and $116,717 as a net gain on the sale of digital assets during the three and six months ended June 30, 2020, respectively.

On June 25, 2018 the Company created 553,262,386 BCOT Tokens which are not recognized on the balance sheet and have zero carrying value. As of June 30, 2021 and December 31, 2020, respectively, the Company distributed 68,776,541 and 69,160,720 BCOT Tokens to third party wallets or smart contracts and was holding 484,485,845 and 484,101,666 BCOT Tokens. A total of 397,088 BCOT tokens were returned to the Company during the rescission period, of which 387,112 were returned during the six months ended June 30, 2021.

Note 5 – Accounts Payable and Accrued Expenses

Accounts Payable and Accrued Expenses consisted of the following as of:

	June 30, 2021	December 31, 2020
Accrued interest on token refund liability	$—	$547,853
Legal and professional services	—	31,018
Software development	11,504	32,795
Other accrued liabilities	23,064	515
Credit card payable	15,794	5,547
Total Accounts Payable and Accrued Expenses	$50,362	$617,729

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

The liability associated with the one outstanding Sponsorship Agreement as of June 30, 2021 and December 31, 2020 was determined to be $20,000 and was determined based on the ongoing legal matter (see Note 9 for further details).

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

Note 7 – Income Taxes

The Company’s effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s effective tax rate was 0% for the three and six months ended June 30, 2021 and 2020. The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for the three and six months ended June 30, 2021 and 2020 was primarily due to recognizing a full valuation allowance on deferred tax assets.

The Company determined that, based on all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses to date, it was not more likely than not that its deferred tax assets would be realized and therefore it continued to record a full valuation allowance as of June 30, 2021. As a result, there is no provision for income taxes other than state minimum taxes.

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

The delivery of the Tokens prompted the SEC investigation, which resulted in the SEC settlement discussed in Note 9 and the BCOT Token Refund Liability. During the first quarter of 2021, subsequent to the receipt of the final Rescission Offer claims, the Company recognized the amounts received from the issuance of BCOT Tokens, less the refunds issued pursuant to the Rescission Offer, as Deferred Revenue until such time that customers convert the BCOT Tokens into Catenis credits and redeem for Catenis services.

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

The amount payable as of December 31, 2020 totaling $12,218,612 has been reclassified to deferred revenue as it represents advances from customers to be utilized for services provided by the Company.

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

Note 10 – Related Party Transactions

In the ordinary course of business, the Company has contracted entities that are owned or operated by the Company’s officers for software development. During the three and six months ended June 30, 2021, the Company incurred $34,538 and $69,057, respectively, of expenses to related parties for software development and consulting services. During the three and six months ended June 30, 2020, the Company incurred $34,534 and $69,053, respectively, of expenses to related parties for software development and consulting services. As of June 30, 2021 and December 31, 2020, respectively, $11,525 and $11,513 was due to a related party, Hiades Technologia LTDA, for software development services performed and is included in Accounts Payable and Accrued Expenses in the Condensed Consolidated Balance Sheets.

Note 11 – Subsequent Events

The Company has evaluated subsequent events through August 10, 2021, which is the date the Consolidated Financial Statements were available to be issued, and any material subsequent events that occurred during this time have been properly recognized or disclosed in the Condensed Consolidated Financial Statements and accompanying notes.

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

Plan of Operation

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

Office Establishing, Furnishing and Accounting and Legal Fees (Duration 4th – 12th Month, Approximate Cost $1,375,000)

As we are at the initial stage of product relaunch and have been caught in the middle of the pandemic with our Headquarter in New York City, we had to delay the plan to rent office space that can accommodate our CEO, staff, and some room to receive our customers and partners. As soon as the city reopens, we will implement the rental of the office space that can accommodate additional staff. We have hired a Marketing Manager and we will also need to bring on a VP of Business Development and sales help: one employee for each role will be sufficient while continuing with our present staff of two. We will also need sufficient money for SEC compliance, which includes legal and accounting fees. We estimate these expenses will add an additional cost of $242,000 in the next 12 months.

We will also need to have funding for a marketing campaign that we estimate to be $44,000 and additionally travel, meal, events, and administrative expenses which would also add an additional $44,000 of expense. To meet this basic requirement, we will need raise approximately $1,375,000 in equity or debt offerings. In case we succeed to raise $1,800,000, we may rent or obtain an office with better facilities, attend conventions and trade shows, expand our marketing reach to obtain diverse clients and partnerships. We would also increase our engineering team by an additional head count having a total of 6 employees and be able to add new features to our product offerings.

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

Staff Recruiting (Duration 6th -12th Month, Approximate Cost $550,000-$847,000)

Our primary services are software sales and consulting of individuals, so our company requires additional personnel only as it grows. At the initial stage, we expect that most of the jobs are due to be executed by our CEO, CFO and external consulting partners. To increase sales, we will need a VP of Business Development and a sales professional. If we hit our projection of raising $1,375,000, we might afford to hire, the VP of Business Development and sales professional to run and maintain the sales operation. For operation of higher standard, we need to raise $1,800,000. We will use the additional funds to hire an additional engineer to build product enhancements and support maintenance of the product. To stay relevant and competitive we will need additional engineering staff. If we succeed in raising 1,375,000, we plan to hire 2 engineers to help on a regular basis as technicians to maintain the website, the server, and enhance the product.

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

Advertising and Marketing Strategy and Administration (Duration 4th-12th Month, Approximate Cost $88,000)

To get into focus of our potential customers we intend to use the marketing strategies, such as web advertisements, social web communities marketing, sponsoring of events and event speaking. The plan of our active marketing campaign to promote our platform services includes attending and speaking at various events, including blockchain and cryptocurrency events. Additionally, we will do online marketing via advertising online via search engines and social media. Our market goes beyond domestic boarders, therefor marketing efforts for each country will be tailored to each individual market we decide to focus on.

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

Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020

Revenues

We are a start-up company and have not generated any significant revenues for the three and six months ended June 30, 2021 and 2020. We can provide no assurance that we will generate sufficient revenues from our Catenis platform to sustain a viable business operation. In order to generate revenues, we must first continue to sell our platform and market our services.

Operating Expenses

We incurred operating expenses in the amount of $259,178 for the three months ended June 30, 2021, as compared with $349,199 for the same period ended 2020. We incurred operating expenses in the amount of $436,424 for the six months ended June 30, 2021, as compared with $510,873 for the same period ended 2020. Our operating expenses for all periods consisted mainly of selling, general and administrative expenses. The detail by major category within selling, general and administrative expenses for the six months ended June 30, 20201 and 2020 is reflected in the table below.

	Six months ended June 30,
	2021	2020
Salaries, Wages & Benefits	$227,644	$165,731
Stock-based Compensation	$15	$4
Professional Fees	$33,003	$73,436
Board Fees	—	-
Investor Relations	—	-
Consultants	$50,122	$187,225
Advertising and promotion	$17,663	-
Depreciation and amortization	$852	$852
Development and maintenance	$57,553	$69,053
Office, Facility, and other	$31,605	$10,649
Travel and entertainment	$17,967	$3,923
Totals	$436,424	$510,873

The decrease of $74,449 in our selling, general and administrative expenses for the six months ended June 30, 2021 versus the same period ended 2020 is largely the result of decreased spending on consultants and professionals, offset by increased spending on salaries, wages and benefits.

We expect our selling, general and administrative expenses to increase in future quarters as we continue with our reporting obligations with the SEC and the increased expenses associated with increased operational activity, which is expected for the balance of the year.

Other Income

We had other income of $409,239 for the three months ended June 30, 2021, as compared with other income of $52,393 for the same period ended 2020. We had other income of $1,211,098 for the six months ended June 30, 2021, as compared with other income of $77,413 for the same period ended 2020.

As of December 31, 2020, the Company estimated the amount of refunds to be paid to claimants in our Claims Process at $12,982,170, which includes $547,853 of accrued interest that is included in Accounts Payable and Accrued Expenses. Accrued interest of $537,300 previously accrued was released upon the conclusion of the Rescission Offer and it, along with a $631,014 in the gain of Digital Assets, is the reason for our other income for the six months ended June 30, 2021. Our other income for the six months ended June 30, 2020 is the result of a $116,717 gain on the sale of Digital Assets, offset by interest expense of $39,304.

Net Income/Net Loss

We recorded net income in the amount of $150,016 for the three months ended June 30, 2021, as compared with a net loss of $296,806 for the same period ended 2020. We recorded net income in the amount of $774,674 for the six months ended June 30, 2021, as compared with a net loss of $433,460 for the same period ended 2020.

Liquidity and Capital Resources

As of June 30, 2021, we had total current assets of $1,335,337, mainly consisting of digital assets, compared with current liabilities of $12,288,974, resulting in a working capital deficit of $10,953,637. This represents an increase from our working capital deficit of approximately $11,686,278 at December 31, 2020.

Operating activities used $679,378 in cash for the six months ended June 30, 2021, as compared with $440,663 used for the same period ended 2020. Our negative operating cash flow for 2021 was the result of the gain on the sale of Digital Assets and adjustments to interest on BCOT Security token refund liability, while the negative operating cash flow for 2020 was the result of our net loss combined with changes in accounts payable and accrued expenses.

Investing activities provided $676,924 in cash for the six months ended June 30, 2021, as compared with $406,610 for the same period ended 2020. Our positive investing cash flow for both periods was the result of proceeds from the sale of Digital Assets.

Financing activities provided no cash for the six months ended June 30, 2021, as compared with $37,900 provided for the same period ended 2020. Our positive financing cash flows for 2020 was the result of $42,900 in proceeds from paycheck protection program loans, offset by $5,000 in repayments of convertible promissory notes.

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

Off Balance Sheet Arrangements

As of June 30, 2021, there were no off-balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate our continuation as a going concern. However, we have no revenues from inception through June 30, 2021. We currently have negative working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

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

We have submitted the required monthly reports to the SEC of the claims received and the claims paid. We also have submit to the SEC a final report of the handling of all claims. The final Certificate of Compliance was submitted on May 21, 2021.

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

On December 3, 2019, BCoT filed a motion to dismiss the claims on the grounds of res judicata (the Plaintiff filed and voluntarily dismissed with prejudice the very same claims in a federal court action); lack of ripeness (the crowdfunding campaign has not been completed because of the SEC investigation); the amount in controversy (the $20,000 investment) does not meet the $25,000 jurisdictional threshold for the court in which the Plaintiff filed the case. On January 2, 2020, the Plaintiff filed an opposition to the motion to dismiss and on January 6, 2020 BCoT filed a reply brief. This motion is thus fully briefed and awaiting a decision form the Court. The matter is in discovery and depositions have been completed in April of 2021. On June 19, 2021 Plaintiff’s lawyer dropped out of the case citing he was no longer able to work with his client. The court imposed a 45-day stay in the case. After 45 days BCoT plans to seek dismissal of the action.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The 125,000 increase in common shares outstanding as of June 30, 2021 is due to vesting of incentive stock options. These securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Extensible Business Reporting Language (XBRL).

** Provided herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blockchain of Things, Inc.
Date: August 11, 2021
	By:	/s/ Andre De Castro
Andre De Castro
	Title:	Chief Executive Officer, Principal Executive Officer, and Director

Blockchain of Things, Inc.
Date: August 11, 2021
	By:	/s/ Deborah de Castro
Deborah de Castro
	Title:	Chief Financial Officer, VP of Operations, Secretary, Treasurer Principal Financial Officer, Principal Accounting Officer and Director

