Form 10-Q
period 2021-09-30
Blockchain of Things, Inc.
filed 2021-11-12
CIK 1813793

x

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,745,834 common shares as of October 31, 2021.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

Page Number
F-1	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020;
F-2	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (unaudited);
F-3	Condensed Consolidated Statements of Stockholders’ Deficit for the nine months ended September 30, 2021 and 2020 (unaudited)
F-4	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited);
F-5	Notes to Condensed Consolidated Financial Statements (unaudited).

3

BLOCKCHAIN OF THINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash	$13,256	$20,257
Prepaid Expenses and Other Current Assets	5,345	3,445
Digital Assets	1,302,990	1,362,066
Total Current Assets	1,321,591	1,385,768

Non-current Assets:
Property and Equipment, net	—	995
Total Assets	$1,321,591	$1,386,763

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable and Accrued Expenses	$43,087	$617,729
Deferred Revenue	12,218,612	—
BCOT Token Refund Liability	—	12,434,317
Sponsorship Loans Payable	20,000	20,000
Total Current Liabilities	12,281,699	13,072,046

Long-term Liabilities:
Paycheck Protection Program Loan	—	42,900
Total Liabilities	12,281,699	13,114,946

Stockholders' Equity (Deficit):
Common stock; par value $0.0001; 50,000,000 shares authorized; 4,745,834 shares issued and outstanding as of September 30, 2021; 50,000,000 shares authorized; 4,542,126 shares issued and outstanding as of December 31, 2020	475	454
Preferred stock; par value $0.0001; 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2021; 0 shares authorized, issued and outstanding as of December 31, 2020	—	—
Additional Paid-in Capital	437	437
Accumulated Deficit	(10,961,020)	(11,729,074)
Total Stockholders' Deficit	(10,960,108)	(11,728,183)
Total Liabilities and Stockholders' Deficit	$1,321,591	$1,386,763

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BLOCKCHAIN OF THINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue, net	$—	$—	$—	$—

Operating Expenses:
Selling, General and Administrative	258,528	203,255	694,952	714,128

Loss From Operations	(258,528)	(203,255)	(694,952)	(714,128)

Other Income (Expense):
Other Income	—	—	537,300	—
Gain on Sale of Digital Assets	252,213	239,494	883,227	356,211
Gain on Extinguishment of Debt	—	—	42,900	—
Interest Expense	(305)	(4,378)	(421)	(43,682)
Other Income (Expense), net	251,908	235,116	1,463,006	312,529

Net Income (Loss)	$(6,620)	$31,861	$768,054	$(401,599)

NET INCOME (LOSS) PER SHARE
Net Income (loss) per share, basic	$(0.00)	$0.01	$0.17	$(0.09)
Net Income (loss) per share, diluted	$(0.00)	$0.01	$0.16	$(0.09)

Weighted average number of shares of common stock - basic	4,682,530	4,443,100	4,599,441	4,421,371
Weighted average number of shares of common stock - diluted	4,682,530	4,601,933	4,729,248	4,421,371

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BLOCKCHAIN OF THINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2020	4,542,126	$454	$437	$(11,729,074)	$(11,728,183)
Exercise of Stock Options	139,708	14	—	—	14
Net Income	—	—	—	774,674	774,674
Balance as of June 30, 2021	4,681,834	468	437	(10,954,400)	(10,953,495)
Stock-based compensation	64,000	7	—	—	7
Net Loss	—	—	—	(6,620)	(6,620)
Balance as of September 30, 2021	4,745,834	$475	$437	$(10,961,020)	$(10,960,108)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2019	4,358,079	$436	$437	$(11,285,903)	$(11,285,030)
Exercise of Stock Options	43,458	4	—	—	4
Net Loss	—	—	—	(433,460)	(433,460)
Balance as of June 30, 2020	4,401,537	440	437	(11,719,363)	(11,718,486)
Stock-based compensation	83,125	9	—	—	9
Net Income	—	—	—	31,861	31,861
Balance as of September 30, 2020	4,484,662	$449	$437	$(11,687,502)	$(11,686,616)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BLOCKCHAIN OF THINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$768,054	$(401,599)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	995	1,279
Cancelation of Interest on BCOT Token Refund Liability	(537,300)	—
Stock based Compensation	21	13
Gain on Extinguishment of Debt	(42,900)	—
Realized Gain on Sale of Digital Assets	(883,227)	(356,211)
Changes in Assets and Liabilities:
Prepaids and Other Current Assets	(1,900)	2,640
Accounts Payable and Accrued Expenses	(37,342)	(111,153)
BCOT Token Refund Liability	(215,705)	43,236
Net cash used in operating activities	(949,304)	(821,795)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of Digital Assets	942,303	788,358
Net cash provided by investing activities	942,303	788,358

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Paycheck Protection Program Loan	—	42,900
Repayments of Promissory Notes	—	(15,000)
Net cash provided by financing activities	—	27,900

Net Change in Cash	(7,001)	(5,537)

Cash, Beginning of Period	20,257	30,134

Cash, End of Period	$13,256	$24,597

Supplemental disclosure of cash flows information:

Cash paid during the period for interest	$10,806	$2,270

Noncash activity:
Reclassification of BCOT Token Refund Liability to Deferred Revenue	$12,218,612	$—

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

BCoT is a technology company established to develop and implement blockchain technology, specifically by providing a platform, or web services layer, designed to improve upon existing blockchain technology, including its security and ease of use. From December 2017 through July 2018, BCOT offered and sold $12,473,200 of digital tokens (“BCOT Security Tokens ” or “tokens”; the “Offering”) for use of the Company’s blockchain platform and technology, called “Catenis Enterprise” and “Catenis Flow” (collectively, “Catenis”). BCoT intended to use the proceeds to continue to implement its business plan, which includes further developing and maintaining Catenis. Catenis is an integration layer to the global bitcoin blockchain. It allows companies to rapidly build blockchain based applications or simply integrate with existing systems. To date, the proceeds were used to fund the operations of the Company, which includes the payment of salaries to software developers and to pay for expenses associated with the settlement agreement with the SEC, further discussed in Note 9.

Note 2 - Financial Condition and Management’s Plans

The Company has experienced recurring losses and negative cash flows from operations. As of September 30, 2021, the Company had cash of $13,256, a working capital deficit of $10,960,108, total stockholders' deficit of $10,960,108 and an accumulated deficit of $10,961,020. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company believes that its ability to continue operations depends on its ability to generate revenues and obtain funding that will be sufficient to sustain its operations until it rolls out its core product offerings and achieve profitability and positive cash flows from operating activities. The Company continues to fund its operations through the sale of its Digital Assets. As of September  30, 2021, the Company had 263.3 Bitcoin and 2,473.0 Ethereum, with quoted market value of $18.9 million based on average market prices of $43,790.90 and $3,001.68, respectively, and the market value of these Digital Assets exceeds twelve months of the Company’s capital requirements. However, the market value of Digital Assets is subject to extreme market volatility.

The Company’s management has taken several actions in an effort to secure funding and generate revenue streams including:

•	Added four additional offerings to the product line making the platform more robust and giving more options to the marketplace
•	Relaunched a new website and marketed to various different segments of the industry verticals
•	Prepared offering documents for a potential offshore offering under Regulation S, promulgated under the Securities Act of 1933, as amended (the “Securities Act”)
•	Added a Director to the Company’s Board of Directors with fundraising experience to lead our efforts
•	Discussed with broker ways to raise additional capital
•	Hired a marketing manager and launched a marketing campaign to acquire customers
•	Added an additional development language to Catenis to facilitate the programming of integration
•	Hired a VP of Business Development
•	Appointed a New Board Member with Financial and Business M&A Experiences
•	Hired Landmark Ventures as a Sales Arm for the Company

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

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements of BCoT and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the SEC (“Securities Exchange Commission”). The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited Condensed Consolidated Financial Statements are read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended December 31, 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year. The Consolidated Financial Statements as of December 31, 2020 are derived from audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2020.

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

BCOT Security Tokens Revenue Recognition

The Company issued BCOT Security Tokens for use by customers in Catenis. From December 2017 through early July 2018, the Company obtained Ether, Bitcoin, Bitcoin Cash and Tether from customers totaling approximately $11,863,530 and cash of $609,670 in exchange for the BCOT Security Tokens.

The BCOT Token is issued on the Bitcoin blockchain and are used as independent programmable units of power that directly convert to Catenis Credits which power the virtual devices and ultimately the entire Catenis system. These security tokens can be independently purchased, held, traded, and used on Catenis. Using the administrative interface, the customer can send BCOT Security Tokens to their account and they will be converted on a one-to-one basis into Catenis Credits for their account. Each BCOT Token value is taken into account when calculating the amount of Catenis Credits required to pay for a given Catenis service when that service is consumed.

The Company evaluated the terms of sale of the BCOT Security Tokens and determined that, when sold, a BCOT Token represents an obligation of the Company with counterparties that were determined to be customers. Therefore, the Company determined that BCOT Security Tokens, when sold by the Company, are akin to prepayments of future services and are treated as deferred revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”).

Pursuant to the terms of the BCOT Security Tokens, there is no form of partnership, joint venture, agency or any similar relationship between a holder of a BCOT Token and the Company. Except as noted below, BCOT Security Tokens are non-refundable and do not pay interest and have no maturity date. BCOT Security Tokens confer only the right to be used to power the Catenis platform, BCoT’s product, and confer no other rights of any form with respect to the Company, including, but not limited to, any voting, distribution, redemption, liquidation, proprietary (including all forms of intellectual property), or other financial or legal rights. Subsequent to the distribution of BCOT Security Tokens to customers, the associated liability to deliver the BCOT Security Tokens was satisfied. No additional BCOT Security Tokens were sold by the Company since this distribution.

Subsequent to the distribution noted above, and pursuant to the Settlement Agreement (as defined and described further in Note 9), the Company was obligated to refund amounts raised from the sale of BCOT Security Tokens for valid claims submitted and may incur other fines and penalties. The Rescission Offer (as defined and described further in Note 9) deadline was February 21, 2021. Accordingly, as of September 30, 2021, all valid claims have been submitted and the Company issued refunds to claimants of $226,258, which includes $10,553 of accrued interest that was included in Accounts Payable and Accrued Expenses on the accompanying Condensed Consolidated Balance Sheets (see Notes 8 and 9). As of December 31, 2020, the Company estimated the amount of refunds to be paid to claimants at $12,982,170, which includes $547,853 of accrued interest that is included in Accounts Payable and Accrued Expenses on the accompanying Condensed Consolidated Balance Sheets (see Notes 8 and 9). Accrued interest of $537,300 previously accrued was released upon the conclusion of the Rescission Offer and is recorded in Other Income on the Condensed Consolidated Statements of Operations.

In the first quarter of 2021, subsequent to the receipt of all valid Rescission Offer claims, the Company recognized the remaining amount of $12,218,612 received from the issuance of BCOT Security Tokens as Deferred Revenue, until such time that customers convert the BCOT Security Tokens into Catenis credits and redeem for Catenis services (see Note 8).

Deferred Revenue

Deferred revenue represents BCOT Security Tokens that have been purchased by Customers but not yet redeemed and utilized as Catenis Credits for Catenis services.

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

The Company has developed and continues to enhance Catenis, a platform, or web services layer, designed to improve upon existing blockchain technology, including its security and ease of use. The technology primarily assists with four blockchain-based services: 1) message transmission, 2) message logging, 3) digital asset generation, and 4) digital asset transfer. Due to the significant hurdles during development and launch of Catenis, market adoption and recovery of the development costs is uncertain. The Company expensed $75,215 and $216,622 of software development during the three and nine months ended September 30, 2021, respectively. The Company expensed $62,850 and $187,235 of software development during the three and nine months ended September 30, 2020, respectively.

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

As of September 30, 2021, and December 31, 2020, the Company’s adjusted cost basis was $1,302,990 and $1,362,066, respectively. During the three and nine months ended September 30, 2021 and 2020, respectively, the Company recognized no impairment losses. Please refer to Note 4 for additional information about Digital Assets.

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

For the nine months ended September 30, 2021, and the three months ended September 30, 2020, the Company reported net income. Therefore, for purposes of calculating diluted net earnings per share, the weighted average number of common stocks includes all potentially dilutive common shares.

For the three months ended September 30, 2021, and for the nine months ended September 30, 2020, the Company reported a net loss. As a result, basic and diluted loss per common share is the same. Therefore, in calculating net loss per share amounts, shares underlying the potentially dilutive common stock equivalents were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive. The potentially dilutive common stock equivalents outstanding at September 30, 2021 and 2020 were 140,000 and 158,833, respectively, and were not included in diluted EPS for the three months ended September 30, 2021, and for the nine months ended September 30, 2020, as their effect would be anti-dilutive.

Adoption of Recent Accounting Pronouncements

The Company's accounting policies are the same as those described in Note 3 to the Company's Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2020.

The Company has reviewed recent accounting pronouncements and concluded they are either not applicable to the business or not material to the Condensed Consolidated Financial Statements as a result of future adoption.

Note 4 - Digital Assets

Changes in Digital Assets were as follows:

	Ether	Bitcoin	Bitcoin Cash	Tether	Total
Balance at December 31, 2020	$375,173	$985,634	$1,259	$—	$1,362,066
Sale of Digital Assets	(45,910)	—	—	—	(45,910)
Balance at June 30, 2021	$329,263	$985,634	$1,259	$—	$1,316,156
Sale of Digital Assets	(13,166)	—	—	—	(13,166)
Balance at September 30, 2021	$316,097	$985,634	$1,259	$—	$1,302,990

	Ether	Bitcoin	Bitcoin Cash	Tether	Total
Balance at December 31, 2019	$698,710	$1,163,019	$1,259	$—	$1,862,988
Sale of Digital Assets	(270,997)	(18,896)	—	—	(289,893)
Balance at June 30, 2020	$427,713	$1,144,123	$1,259	$—	$1,573,095
Sale of Digital Assets	—	(142,254)	—	—	(142,254)
Balance at September 30, 2020	$427,713	$1,001,869	$1,259	$—	$1,430,841

The Company recognized $252,213 and $883,227 as a net gain on the sale of digital assets during the three and nine months ended September 30, 2021, respectively. The Company recognized $239,494 and $356,211 as a net gain on the sale of digital assets during the three and nine months ended September 30, 2020, respectively.

On June 25, 2018 the Company created 553,262,386 BCOT Security Tokens which are not recognized on the balance sheet and have zero carrying value. As of September 30, 2021 and December 31, 2020, respectively, the Company distributed 68,776,541 and 69,160,720 BCOT Security Tokens to third party wallets or smart contracts and was holding 484,485,845 and 484,101,666 BCOT Security Tokens. A total of 397,088 BCOT Security Tokens were returned to the Company during the rescission period, of which 387,112 were returned during the nine months ended September 30, 2021. 2,933 BCOT Security Tokens were distributed to a customer during the nine months ended September 30, 2021, which were purchased during the sale period of December 2017 through early July 2018, discussed above, but not delivered until 2021.

Note 5 – Accounts Payable and Accrued Expenses

Accounts Payable and Accrued Expenses consisted of the following as of:

	September 30,	December 31,
	2021	2020
Accrued interest on token refund liability	$—	$547,853
Legal and professional services	—	31,018
Accrued legal settlement (Note 8)	—	—
Software development	11,512	32,795
Accrued payroll expenses	23,063	—
Other accrued liabilities	966	515
Credit card payable	7,546	5,547
Total Accounts Payable and Accrued Expenses	$43,087	$617,729

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

The liability associated with the one outstanding Sponsorship Agreement as of September 30, 2021 and December 31, 2020 was determined to be $20,000 and was determined based on the ongoing legal matter (see Note 9 for further details).

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

Note 7 – Income Taxes

The Company’s effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s effective tax rate was 0% for the three and nine months ended September 30, 2021 and 2020. The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for the three and nine months ended September 30, 2021 and 2020 was primarily due to recognizing a full valuation allowance on deferred tax assets.

The Company determined that, based on all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses to date, it was not more likely than not that its deferred tax assets would be realized and therefore it continued to record a full valuation allowance as of September 30, 2021. As a result, there is no provision for income taxes other than state minimum taxes.

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

Note 8 – BCOT Security Tokens and Deferred Revenue

As part of its private pre-sale and subsequent crowd sale of BCOT Security Tokens, the Company obtained Cash, Bitcoin, Ether, Tether, and Bitcoin Cash from November 2017 through early August 2018 totaling $12,445,318 for BCOT Security Tokens which was recorded as a liability (the “BCOT Token Delivery Obligation”) until such time as the BCOT Security Tokens were delivered in the first quarter of 2019.

The delivery of the Tokens prompted the SEC investigation, which resulted in the SEC settlement discussed in Note 9 and the BCOT Token Refund Liability. During the first quarter of 2021, subsequent to the receipt of the final Rescission Offer claims, the Company recognized the amounts received from the issuance of BCOT Security Tokens, less the refunds issued pursuant to the Rescission Offer, as Deferred Revenue until such time that customers convert the BCOT Security Tokens into Catenis credits and redeem for Catenis services.

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

Pursuant to the Settlement Agreement, the Company agreed to the following:

•	File a Form 10 to register the BCOT Tokens as a class of securities and maintain timely filings of all reports required by Section 13(a) of the Securities Act of 1934 for at least one year from the date the Form 10 becomes effective (the “Effective Date”) and continue these filings until the Company is eligible to terminate its registration.
•	Distribute a refund claim form to any person or entity that purchased BCOT Tokens in the ICO before and including July 31, 2018 to recover the consideration paid for the BCOT Tokens, including interest, as described below.
•	Provide monthly reports to the SEC which include the amount of the claims paid, and any claims not paid as well as the reasons for non-payment.
•	Pay a penalty of $250,000 to the SEC.
•	Submit to the SEC a final report of its handling of all claims received within seven months from the Effective Date of the Form 10 filing.

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

Note 10 – Related Party Transactions

In the ordinary course of business, the Company has contracted entities that are owned or operated by the Company’s officers for software development. During the three and nine months ended September 30, 2021, the Company incurred $34,541 and $103,597, respectively, of expenses to related parties for software development and consulting services. During the three and nine months ended September 30, 2020, the Company incurred $34,538 and $103,591, respectively, of expenses to related parties for software development and consulting services. As of September 30, 2021 and December 31, 2020, respectively, $11,512 and $11,513 was due to a related party, Hiades Tecnologia LTDA, for software development services performed and is included in Accounts Payable and Accrued Expenses in the Condensed Consolidated Balance Sheets.

Note 11 – Subsequent Events

The Company has evaluated subsequent events through November 10,  2021, which is the date the Consolidated Financial Statements were available to be issued, and any material subsequent events that occurred during this time have been properly recognized or disclosed in the Condensed Consolidated Financial Statements and accompanying notes.

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

Our core product offering is Catenis Services, which acts as a platform on which third-party developers are able to build applications using Catenis’ core functionality (e.g., secure messaging, smart-assets, etc.) as a building block.

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

Additionally, it improves upon the bitcoin blockchain by adding features across its 2nd layer that the bitcoin blockchain does not natively support. These include, military grade encryption, permission rights, permission rights management, notifications of occurrences, message read receipts, cryptographic proofs of who recorded the immutable data, issuance of tokens, delivery of content to a globally distributed file system (IPFS), and off-chain message capabilities so transaction message fees are significantly reduced. Since the bitcoin blockchain lives everywhere through “nodes” on computers throughout the world, applications connected to Catenis are accessible at any location on the planet. You can even send a transaction message using a block stream satellite connection and receive a transaction message when your application is connected to Catenis service endpoints.

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

Plan of Operation

Our plan of operation is as follows:

Market Our Product and Website

Our new website containing a self-service shopping cart as a simple way to purchase our product, has been launched. We are now focusing our efforts on raising capital during this period and for the rest of 2021. Our operations will be limited due to the limited amount of funds on hand. Now that we have completed the Claims Process, our specific goal is to profitably sell our product and raise funds to continue our operations.

Office Establishing, Furnishing and Accounting and Legal Fees (Duration 4th – 12th Month, Approximate Cost $1,375,000)

As we are at the initial stage of product relaunch and have been caught in the middle of the pandemic with our Headquarters in New York City, we had to delay the plan to rent office space that can accommodate our CEO, staff, and some room to receive our customers and partners. As soon as the city reopens, we will implement the rental of the office space that can accommodate additional staff. We have hired a Marketing Manager and a VP of Business Development. We will also need to bring on sales help: one employee for each role will be sufficient while continuing with our present staff of four. We will also need sufficient money for SEC compliance, which includes legal and accounting fees. We estimate these expenses will add an additional cost of $242,000 in the next 12 months.

We will also need to have funding for a marketing campaign that we estimate to be $44,000 and additionally travel, meal, events, and administrative expenses which would also add an additional $44,000 of expense. To meet this basic requirement, we will need to raise approximately $1,375,000 in equity or debt offerings. In case we succeed to raise $1,800,000, we may rent or obtain an office with better facilities, attend conventions and trade shows, expand our marketing reach to obtain diverse clients and partnerships. We would also increase our engineering team by an additional head count having a total of 6 employees and be able to add new features to our product offerings.

At the initial stage the Company is at now, we do not require any special equipment above the servers required to run both our sandbox and production environments. Both of these environments are externally hosted. Our basic needs are as follows: 3 servers for the sandbox environment and 5 servers for the production environment. Additionally, each staff member will need a computer and mobile phone. As we expect to expand our product offering to attract customers worldwide, we will have to rent or lease additional server to store website and platform and in-application data. As we expect business to grow, we might need additional data storage for the server and increased server footprint. To complete this stage, we need to sell at least $1,375,000 in funds. For far better operation we need to raise $1,800,000 to lease a more robust server environment and add additional engineering staff, which we expect to need as our customer base grows. Increasing our engineering team will also be a key component to staying competitive and addressing software functionality and bugs that will appear. With the money gained we can modestly increase our engineering team to two additional people.

Staff Recruiting (Duration 6th -12th Month, Approximate Cost $550,000-$847,000)

Our primary services are software sales and consulting of individuals, so our Company requires additional personnel only as it grows. At the initial stage, we expect that most of the jobs are due to be executed by our CEO, CFO and external consulting partners. To increase sales, we will need a VP of Business Development and a sales professional. If we hit our projection of raising $1,375,000, we might afford to hire, the VP of Sales and sales professional to run and maintain the sales operation. For operation of higher standard, we need to raise $1,800,000. We will use the additional funds to hire an additional engineer to build product enhancements and support maintenance of the product. To stay relevant and competitive we will need additional engineering staff. If we succeed in raising 1,375,000, we plan to hire 2 engineers to help on a regular basis as technicians to maintain the website, the server, and enhance the product.

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

Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020

Revenues

We are a start-up company and have not generated any significant revenues for the three and nine months ended September 30, 2021 and 2020. We can provide no assurance that we will generate sufficient revenues from our Catenis platform to sustain a viable business operation. In order to generate revenues, we must first continue to sell our platform and market our services.

Operating Expenses

We incurred operating expenses in the amount of $258,528 for the three months ended September 30, 2021, as compared with $203,255 for the same period ended 2020. We incurred operating expenses in the amount of $694,952 for the nine months ended September 30, 2021, as compared with $714,128 for the same period ended 2020. Our operating expenses for all periods consisted mainly of selling, general and administrative expenses. The detail by major category within selling, general and administrative expenses for the nine months ended September 30, 2021 and 2020 is reflected in the table below.

		Nine months ended September 30,
		2021	2020
Salaries, Wages & Benefits		$362,056	$250,158
Stock-based Compensation		$21	$13
Professional Fees		$59,571	$89,931
Board Fees		$-	$-
Investor Relations		$-	$-
Consultants		$66,939	$236,082
Educational Materials		$30,506	$133
Depreciation and amortization		$944	$1,279
Development and maintenance		$92,094	$109,546
Office, Facility, and other		$54,406	$18,299
Travel and entertainment		$28,365	$8,687
	Totals	$694,952	$714,128

The decrease of $19,176 in our selling, general and administrative expenses for the nine months ended September 30, 2021 versus the same period ended 2020 is largely the result of decreased spending on consultants and professionals, offset by increased spending on salaries, wages and benefits, and office and travel expenses.

We expect our selling, general and administrative expenses to increase in future quarters as we continue with our reporting obligations with the SEC and the increased expenses associated with increased operational activity, which is expected for the balance of the year.

Other Income

We had other income of $251,908 for the three months ended September 30, 2021, as compared with other income of $235,116 for the same period ended 2020. We had other income of $1,463,006  for the nine months ended September 30, 2021, as compared with other income of $312,529 for the same period ended 2020.

As of December 31, 2020, the Company estimated the amount of refunds to be paid to claimants in our Claims Process at $12,982,170, which included $547,853 of accrued interest that is included in Accounts Payable and Accrued Expenses. Accrued interest of $537,300 previously accrued was released upon the conclusion of the Rescission Offer and it, along with a $883,227 gain on the sale of Digital Assets, is the reason for our other income for the nine months ended September 30, 2021. Our other income for the nine months ended September 30, 2020 is the result of a $356,211 gain on the sale of Digital Assets, offset by interest expense of $43,682.

Net Income/Net Loss

We recorded a net loss in the amount of $6,620 for the three months ended September 30, 2021, as compared with net income of $31,861 for the same period ended 2020. We recorded net income in the amount of $768,054 for the nine months ended September 30, 2021, as compared with a net loss of $401,599 for the same period ended 2020.

Liquidity and Capital Resources

As of September 30, 2021, we had total current assets of $1,321,591, mainly consisting of digital assets, compared with current liabilities of $12,281,699, resulting in a working capital deficit of $10,960,108. This represents a decrease from our working capital deficit of approximately $11,686,278 at December 31, 2020.

Operating activities used $949,304 in cash for the nine months ended September 30, 2021, as compared with $821,795 used for the same period ended 2020. Our negative operating cash flow for 2021 was the result of the realized gain on the sale of Digital Assets, BCOT token refund liability and the cancellation of interest on BCOT token refund liability offset by our net income for the period, while the negative operating cash flow for 2020 was the result of our net loss combined with realized gain on the sale of Digital Assets.

Investing activities provided $942,303 in cash for the nine months ended September 30, 2021, as compared with $788,358 for the same period ended 2020. Our positive investing cash flow for both periods was the result of proceeds from the sale of Digital Assets.

Financing activities provided no cash for the nine months ended September 30, 2021, as compared with $27,900 provided for the same period ended 2020. Our positive financing cash flows for 2020 was the result of $42,900 in proceeds from paycheck protection program loans, offset by $15,000 in repayments of convertible promissory notes.

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

Off Balance Sheet Arrangements

As of September 30, 2021, there were no off-balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate our continuation as a going concern. However, we have no revenues from inception through September 30, 2021. We currently have negative working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

The Company continues to fund its operations through the sale of Digital Assets, which constitutes the Company’s treasury. The Company’s treasury consists solely of Bitcoin and Ethereum. As of September 30, 2021, the Company had 263.3 Bitcoin and 2,473.0 Ethereum, with quoted market value of $18.9 million based on average market prices of $43,790.90 and $3,001.68, respectively, and the market value of these Digital Assets exceeds twelve months of the Company’s capital requirements. However, the market value of Digital Assets is subject to extreme market volatility.

If these Digital Assets lose significant market value such that we are unable, if needed, to sell them in order to cover operational expenses for the next twelve months, Management anticipates that we will be dependent on additional investment capital to fund operating expenses. We intend to position the company so that we may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the reporting period, we issued 16,000 shares to each of four directors for a total of 64,000 shares issued as compensation.

On July 1, 2021, we issued an option to purchase 40,000 shares of our common stock at an exercise price of $0.0001 per share. The option expires on July 1, 2031, subject to earlier termination in accordance with the terms of the Plan and the Stock Option Agreement. The option vests 25% in 12 months from the Grant Date and the remaining shares vest 1/36th at the end of each month thereafter.

Also on July 1, 2021, we issued an option to purchase 100,000 shares of our common stock at an exercise price of $0.0001 per share. The option expires on July 1, 2031, subject to earlier termination in accordance with the terms of the Plan and the Stock Option Agreement. The option vests 1/36th at the end of each month from the Grant Date.

These securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Extensible Business Reporting Language (XBRL).

 ** Provided herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blockchain of Things, Inc.
Date: November 12, 2021
	By:	/s/ Andre De Castro
Andre De Castro
	Title:	Chief Executive Officer, Principal Executive Officer, and Director

Blockchain of Things, Inc.
Date: November 12, 2021
	By:	/s/ Deborah de Castro
Deborah de Castro
	Title:	Chief Financial Officer, VP of Operations, Secretary, Treasurer Principal Financial Officer, Principal Accounting Officer and Director

