Form 10-K
period 2021-12-31
Blockchain of Things, Inc.
filed 2022-03-31
CIK 1813793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 000-56170

Blockchain of Things, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-5080120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3401 North Miami Avenue Suite 230 Miami, FL	33127
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (646) 926-2268

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $44

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 4,789,834 common shares as of March 3, 2022.

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

The Company has decided to consolidate BCOT Global Holdings with Blockchain of Things, Inc. This integration will allow us to become a more single effective company. In December 2021, BCOT Global Holdings received approval from the Cayman Islands to close the entity. The notice stated that a Certificate of Closing of Entity will be issued on or about March 31, 2022.

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

The Catenis Platform

Catenis is a platform on which customers can build applications using Catenis’ core functionality (e.g., secure messaging, smart-assets, etc.) as a building block.

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

•	The Catenis Flow Nodes for Node-RED provides for connectivity from the Node-RED open-source platform originally developed by IBM to the Catenis APIs. (Node-RED is a programming tool for wiring together hardware devices, APIs and online services.)

•	The Catenis Client for WordPress is a WordPress extension and plugin which allows JavaScript connectivity from within WordPress to the Catenis platform for JavaScript Developers. (JavaScript is a lightweight, interpreted, or just-in-time compiled programming language with first-class functions. While it is most well-known as the scripting language for Web pages, many non-browser environments also use it, such as Node.js, Apache CouchDB and Adobe Acrobat.)

•	The Catenis Blocks are a set of WordPress Gutenberg blocks which are drag-and-drop components that facilitate connectivity into the Catenis platform for non-developers. (Blocks are WordPress content elements that you add to the edit screen to create content layouts. Each item you add to your post or page is a block.)

•	The Catenis JavaScript Client allows easy connectivity to the Catenis platform’s APIs via the JavaScript coding language for developers.

•	The Catenis Node.js Client allows easy connectivity to the Catenis platform’s APIs via the Node.js coding language for developers. (As an asynchronous event-driven JavaScript runtime, Node.js is designed to build scalable network applications.)

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

Through Catenis, the Company has developed the world’s first globally accessible blockchain enabled application network. This network allows applications and devices to connect to a globally distributed and trusted cryptographic ledger that exist and run on the edge networks. Client-owned devices can communicate peer-to-peer with other geographically distributed systems at any location on the planet without deploying costly network infrastructure.

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

Currently, the Catenis platform is fully operational and any consumer can visit our website or contact us directly to use our platform(s). Two environments are currently in full production mode, one is called the “Sandbox” environment and uses the bitcoin TestNet for development purposes. The Sandbox environment can be used by choosing our Developer account. This is an ideal solution for anyone curious about building or integrating apps with the Bitcoin Blockchain. This development environment comes with a free quantity of Catenis credits and a virtual device. The quantity of Catenis virtual devices and Catenis credits provided for each plan is subject to change based on customer adoption and future marketing incentives The other environment is called "Production" and is licensed annually based on customer needs. Annual support and maintenance services are also available.

While Blockchain of Things is currently selling its SaaS (Software as a Service) plan offerings, we intend to seek additional funding to further develop and market the platform. The key steps and requirements for funding are listed in detail below this section titled “Financial Condition and Management’s Plan” which includes our full plan of operation and funding needs.

Principal Services

Our Company’s products offer a broad range of functionality that enhances the underlying blockchain adding security services, encryption services, notification services, ability to log or send any type of content that gets anchored and recorded on the global bitcoin blockchain. We also provide consultative, education, and professional services around our product offering as value-added services. Our products and services are being offered to companies as an enterprise offering. We are providing self-service functionality allowing any developer, hobbyist, small company along with enterprise corporations to also experience the Catenis platform.

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

Education Services

Blockchain of Things, Inc offers Educational Services for companies that want to train their staff on its platform. These services are billed based on the number of students and whether the training is remote or on site

Revenue Model

Blockchain of Things, Inc.’s planned revenue model consists of the following:

Annual licenses are planned for our production environment. We offer a free Developer account that runs on a sandbox environment and uses Bitcoins TestNet blockchain and is primarily geared towards building prototypes and testing integration with existing applications. The production environment runs on the servers that use the actual production bitcoin blockchains. Use of this environment can be licensed based on an annual fee. Finally, Blockchain of Things also has a reduced-price annual license called Startup that is based on the size of the company and how much usage they will be required from the platform.

We propose to generate revenue in several ways. First, by collecting annual license fees for our production environment.

Second, by selling additional virtual devices per plan as an add-on with our free Developer environment account. Each account has a limited set of virtual devices it come with. It starts at 2 virtual devices and more can be added at an additional cost.

Third, by selling additional Catenis Credits for the Developer environment account.

Fourth, by providing annual Enterprise licenses. The prices for the enterprise accounts will be based on the customer’s need.

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

The annual software license revenue model is widely used in the software industry and has been proven over and over in the last decade. However, we have not yet tested this model with our offerings in the blockchain/cryptocurrency industry. Likewise, education and professional services around a platform API integration layer are also commonly used and proven. This model is being used in the Blockchain/cryptocurrency industry with varying levels of success.

The status of all services is already in place and available to any customers who wish to register for a Developer account, pay for an annual Enterprise license, and Education and Professional services.

Virtual Devices are also expected to be sold as individual units that can be added to any of the different offerings. This would be an addition to the virtual devices that come with each account.

Catenis Credits are expected to be sold to customers and used to pay for 10 of the 29 different API methods. All of the other 19 methods do not incur a service fee. These 10 methods trigger a bitcoin blockchain network transaction fee. The blockchain network fee is not fixed and is based on a fluctuating fee market. Blockchain of Things plans to add an additional markup on top of these 10 methods that require a bitcoin transaction fee payment. This cost is reduced from a customer’s Catenis Credit account. Catenis credits are purchased using Checks, Bank transfers, Credit Cards or by sending Blockchain of Things, Inc. BCOT Security Tokens.

Marketing

On October 15, 2021, we signed a sales and outsourcing agreement with Landmark Ventures. We retained Landmark Venture to search out and locate those business that might want to explore our product offerings. Through our partnership with Landmark Ventures, we have identified dozens of customers leads for our platform. We hope to continue this effort in 2022 and obtain additional leads and more importantly, signed customers.

We are also working in-house with a sales representation plan and documentation. We have not been able to secure the hiring of a head of sales to lead our sales division in 2021.

On November 1, 2021, we launched the new Developer and Enterprise offerings. Each offering is designed to attract the different type of customers that are interested in implementing a use case for their application to integrate with the bitcoin blockchain using our platform. As of the date of this Annual Report, we are having meetings with multiple Multinational Corporations and have signed up over a dozen developer accounts.

In addition, we have increased our participation in industry conferences for 2022. We have six events scheduled for 2022, with 3 events presenting opportunities to speak and present information in a reserved booth/spot. By Q2 2022 we plan to also bring on board a lead generation company and start advertising in Twitter and Facebook. In Q1 2022 we joined the Blockchain Supply Chain Association of Canada and participate in their webinars as guest speaker.

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

Blockchain of Things does not have its own blockchain and uses the public proven Bitcoin blockchain. Its Catenis platform provides an easy-to-use integration layer that decreases integration efforts, increasing speed to market and reduces development and maintenance costs.

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

When using blockchains that serves as their own integration platform, you are completely reliant on an external team to add enhancements to the underlying blockchain. Additionally, most blockchain platforms are built and managed by a motley group of scattered engineers. These open-source development teams may go off on a direction that could impact the functionality of the application that integrates with or consumes the blockchain services. With direct integration there is no flexible layer to add enhancements or modify functionality as maybe required by the application connecting to the blockchain platform.

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

Employees

As of the date of this Annual Report, we have 4 full time employees. In addition to our employees, we utilize various consultants and contractors for other services on an as-needed basis.

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

We were incorporated on July 15, 2015, and we have a limited operating history. We recognized no revenue during the years ended December 31, 2021 and 2020, and continue to incur operating losses. At December 31, 2021, we had $12,353 in cash. We had negative working capital as of December 31, 2021 of $10,960,574.

The amount of future losses and when, if ever, we will achieve profitability are uncertain.

Our registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern in their audit report.

We were incorporated on July 15, 2015 and we do not have a history of profitable operations. As a result, our registered public accounting firm in their audit report has expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to generate profitable operations. Furthermore, we have incurred an accumulated deficit of $10,022,162 as of December 31, 2021.

We have contingent liabilities of an uncertain amount related to our ICO.

In conjunction with our ICO, we have contingent liabilities to purchasers who acquired BCOT Security Tokens from us and who properly make a claim to our Company. These claimants may be entitled to a refund in the amount of the consideration paid to us in exchange for the BCOT Security Tokens, plus interest, less the amount of any income received thereon. Even though the Claims Process has completed, the Claimants may still be legally entitled to seek the return of the full amount they received plus interest, subject to certain adjustments, making us potentially liable to the claimants for up to approximately $12 million.

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

We will require substantial additional capital during the next 12 months to continue to fund our current and anticipated operations, and we may seek such additional funding through public or private financings, collaborative arrangements, or other arrangements with third parties.  Additionally, we received a waiver from the Division of Corporation Finance at the SEC of the disqualification provisions of Regulation D. As a result, we are permitted to use Regulation D as an exemption from registration in future offerings. We may need to seek additional waivers if we choose another offering exemption to raise money, such as Regulation A. The process involves a request for the waiver and the SEC providing that relief. We can provide no assurance that the SEC will provide us a waiver for other offering types.

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

We are subject to the risks frequently experienced by early-stage companies.

The likelihood of our success must be considered in light of the risks frequently encountered by early-stage companies, especially those formed to develop and market new technologies. These risks include our potential inability to:

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

As we expand our services, we will need customers to join our platform. We may not be able to get customers to join, or if we do, we may experience customer attrition resulting from several factors, including transfers of customer accounts to our competitors, and account closures that we may initiate due to heightened credit risks relating to contract breaches by customers. We cannot predict the level of acceptance or attrition in the future and our revenues could decline as a result of higher-than-expected attrition, which could have a material adverse effect on our business, financial condition, results of operations, or the value of the BCOT Security Tokens.

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

As part of our business operations, we share information with third parties, including commercial partners, third-party service providers and other agents, who collect, process, store, and transmit sensitive data. Given the rules established by the payment scheme settlors, and applicable regulations, we may be held responsible for any failure or cybersecurity breaches attributed to these third parties insofar as they relate to the information, we share with them. The loss, destruction, or unauthorized modification of data of the end users of payment services (e.g., payers, receivers, cardholders, merchants, and those who may hold funds and balance in their accounts) by us or our third-party service providers and other agents or through systems we provide could result in significant fines, sanctions, and proceedings or actions against us by the payment systems, governmental bodies or third parties, which could have a material adverse effect on our business, financial condition, and results of operations. Any such proceeding or action, and any related indemnification obligation, could damage our reputation, force us to incur significant expenses in defense of these proceedings, distract our management, increase our costs of doing business, or result in the imposition of financial liability.

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

We collect, store, process, and use certain personal information and other user data in our business operations. A significant risk associated with payment processing, e-commerce and communications is the secure transmission of confidential information over public networks. The perception of privacy concerns, whether or not valid, may harm our business and results of operations. We must ensure that all processing, collection, use, storage, dissemination, transfer and disposal of data for which we are responsible comply with relevant data protection and privacy laws. The protection of our customer, employee and our data are critical to us. We rely on commercially available systems, software, tools and monitoring to provide secure processing, transmission and storage of confidential customer information, such as credit card and other personal information. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, or other similar events. Any security breach, or any perceived failure involving the misappropriation, loss or other unauthorized disclosure of confidential information, as well as any failure or perceived failure to comply with laws, policies, legal obligations or industry standards regarding data privacy and protection, whether by us or our vendors, could damage our reputation, expose us to litigation risk and liability, subject us to negative publicity, disrupt our operations and harm our business. Our security measures may fail to prevent security breaches, which could harm our business.

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

SPECIFIC RISKS RELATED TO OWNING BCOT SECURITY TOKENS

The BCOT Security Tokens have negligible utility.

Today beyond the use of the token to purchase a Catenis license and Catenis credits the tokens can also be used in peer-to-peer transferring amongst owners of the tokens and potential buyers. Aside from these utilities, the BCOT Security Tokens have negligible utility. For additional information please see the section titled: “Description of Registrant’s Securities to be Registered.

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

We have concluded the Claims Process and paid out the claimants in connection with our ICO settlement with the SEC. However, the Securities Act does not expressly provide that our Claims Process will terminate a purchaser's right to rescind a sale of stock that was not registered or exempt from the registration requirements of the Securities Act. Accordingly, if you affirmatively reject or fail to accept the Claims Process, you may have a right of rescission under the Securities Act after the expiration of the Claims Process. SEC staff takes the position that a person's federal right of rescission may survive the Claims Process. Should any offerees reject the Claims Process, expressly or by failing to timely and properly return a claim form, we may continue to be potentially liable under the Securities Act for the purchase price or for certain losses if the BCOT Security Tokens have been sold.

Item 1B. Unresolved Staff comments

None

Item 2. Properties

We own no real property. We lease space for our principal offices at 3401 North Miami Avenue Suite 230 Miami, FL 33127. We relocated from the State of New York to the State of Florida, thus no longer having an office in New York City. Being in Miami, Florida allows the company to reduce state tax burdens and brings the company closer to the growing blockchain/cryptocurrency industry in Miami.

Item 3. Legal Proceedings

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

On September 16, 2021, a new lawyer representing Plaintiff entered the case. On February 10, 2022 a NYS Note of Issue Notification: New York – Commercial Contract was issued, a document that lets the court know that all discovery has been completed and that the lawsuit is ready for trial. The case will sit on the trial calendar and await a trial date. It can take months for a case to receive a trial date.

BCoT believes that the Plaintiff’s claims are without merit and there is a high likelihood that the claims will be dismissed, or at the very least, stayed by the Court or go to trial by jury. BCoT intends to vigorously contest this matter and has no plans to settle out of court at this time.

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

Holders

We have approximately 15 record holders of our common stock as of the date of this annual report.

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

Under our director compensation program, each director is entitled to 4,000 shares annually to participate in no less than 3 meetings during the year until 2019. From 2016 to 2019, we issued 90,000 shares of common stock in connection with our director compensation program. In the year 2020 under our director compensation program, each director is now entitled to 16,000 shares annually to participate in no less than 3 out of 4 meetings of the Board. In 2020 we issued 72,000 shares of common stock in connection with our directors’ compensation program. Ms. Linlin Quian only received 8,000 shares as she came into 2020 in the middle of the year. In the year of 2021, we issued 108,000 shares of common stock in connection with our directors’ compensation program. Mr. Saleem Elmasri only received 8,000 shares as he came into 2021 in the middle of the year.

The 247,708 increase in shares outstanding as of December 2021 is due to vesting of incentive stock options, Board of Directors compensation, Secretary of the Board, and vendor services payment via stock.

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

Equity Compensation Plan Information

On August 25, 2015, our board of directors and shareholders approved the 2015 Equity Inventive Plan (the “Plan”). The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility with us, to provide additional incentive to employees, directors and consultants, and to promote our success. Under the initial Plan, we were able to issue up to an aggregate total of 500,000 incentive or non-qualified options to purchase our common stock, stock awards and other offerings under the Plan. On March 25, 2021, we amended the Plan to increase the number of shares reserved under the Plan to 5,000,000 (five million) shares of common stock.

Equity Compensation Plans as of December 31, 2021

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	726,458	$0.0001 per share	4,273,542
Equity compensation plans not approved by security holders
Total	726,458		4,273,542

Item 6. Selected Financial Data

Not required under Regulation S-K for “smaller reporting companies.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

Our plan of operation is as follows:

Market Our Product and Website

Our website contains the 2 Product offerings: Developer and Enterprise. The Developer account is self-service registration that allows users to have access to the Catenis Platform in the TestNet environment with a limited quantity of credits at no charge. The Enterprise account is the full Catenis platform using the production environment requiring an annual license fee. The Startup offering is the same as the Enterprise offering with a special annual license pricing for startups, independent developers, and educational institutions with revenue under $3 million. Through these offerings, we will target different segments of the market and have a mix of customer that will give the company agility to mold as the industry matures.

We are now focusing our efforts on raising capital for the rest of 2022. Our operations will be limited due to the limited amount of funds on hand. Now that we have completed the Claims Process, our specific goal is to profitably sell our product and raise funds to continue our operations.

Office Establishing, Furnishing and Accounting and Legal Fees (Duration 4th – 12th Month, Approximate Cost $1,700,000)

As we are at the initial stage of product relaunch and have been caught in the middle of the pandemic with our headquarters recently moved to Miami, Florida, we had to delay the plan to rent office space that can accommodate our CEO, staff, and some room to receive our customers and partners. As of February 15, 2022, however, we have located and leased office space in Florida which is now the new Headquarter.

Our new location at 3401 North Miami Avenue, Suite 230 in Miami Florida offers a professional environment to accommodate our relocation and afford us to plan for a new headquarters that will house our management and staff, and have added space to for customers and partners.

We have hired a Marketing Manager and a VP of Business Development. We will also need to bring on sales help: one employee for each role will be sufficient while continuing with our present staff of four. We will also need sufficient money for SEC compliance, which includes legal and accounting fees. We estimate these expenses will add an additional cost of $242,000 in the next 12 months.

We will also need to have funding for a marketing campaign that we estimate to be $44,000 and additionally travel, meal, events, and administrative expenses which would also add an additional $44,000 of expense. To meet this basic requirement, we will need to raise approximately $1,700,000 in equity or debt offerings. In case we succeed to raise $2,000,000 we may rent or obtain an office with better facilities, attend conventions and trade shows, expand our marketing reach to obtain diverse clients and partnerships. We would also increase our engineering team by an additional head count having a total of 6 employees and be able to add new features to our product offerings.

At the initial stage the Company is at now, we do not require any special equipment above the servers required to run both our sandbox and production environments. Both of these environments are externally hosted. Our basic needs are as follows: 3 servers for the sandbox environment and 5 servers for the production environment. Additionally, each staff member will need a computer and mobile phone. As we expect to expand our product offering to attract customers worldwide, we will have to rent or lease additional server to store website and platform and in-application data. As we expect business to grow, we might need additional data storage for the server and increased server footprint. To complete this stage, we need to sell at least $ 1,700,000 in funds. For far better operation we need to raise $ 2,000,000 to lease a more robust server environment and add additional engineering staff, which we expect to need as our customer base grows. Increasing our engineering team will also be a key component to staying competitive and addressing software functionality and bugs that will appear. With the money gained we can modestly increase our engineering team to two additional people.

Staff Recruiting (Duration 6th -12th Month, Approximate Cost $550,000-$ 947,000)

Our primary services are software sales and consulting of individuals, so our Company requires additional personnel only as it grows. At the initial stage, we expect that most of the jobs are due to be executed by our CEO, CFO and external consulting partners. To increase sales, we will need a VP of Business Development and a sales professional. If we hit our projection of raising $1,700,000, we might afford to hire, the VP of Sales and sales professional to run and maintain the sales operation. For operation of higher standard, we need to raise $2,000,000. We will use the additional funds to hire an additional engineer to build product enhancements and support maintenance of the product. To stay relevant and competitive we will need additional engineering staff. If we succeed in raising $1,700,000, we plan to hire 2 engineers to help on a regular basis as technicians to maintain the website, the server, and enhance the product.

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

Advertising and Marketing Strategy and Administration (Duration 4th-12th Month, Approximate Cost $ 188,000)

To get into focus of our potential customers we intend to use the marketing strategies, such as web advertisements, social web communities marketing, sponsoring of events, event speaking and having booths at major industry trade shows. The plan of our active marketing campaign to promote our platform services includes attending and speaking at various events, including blockchain and cryptocurrency events, webinars, and podcasts. Also, joining Associations that focuses on Blockchain verticals. Additionally, we will do online marketing via search engines and social media. Our market goes beyond domestic boarders, therefor marketing efforts for each country will be tailored to each individual market we decide to focus on.

Estimated Expenses for the Next 12 Months

The following provides an overview of our estimated expenses to fund our plan of operation over the next twelve months.

SEC reporting and compliance	$242,000
Office conference room	$30,800
Consulting services	$254,000
Website Servers and Maintenance	$38,200
Advertising Marketing Strategy, Events, Travel, Admin	$188,000
Staff and additional Recruiting	$947,000
Total	$1,700,000

Results of Operations for the Years Ended December 31, 2021 and 2020

Revenues

We are a start-up company and have not generated any significant revenues for the year ended December 31, 2021 and 2020. We can provide no assurance that we will generate sufficient revenues from our Catenis platform to sustain a viable business operation. In order to generate revenues, we must first continue to sell our platform and market our services.

Operating Expenses

We incurred operating expenses in the amount of $1,256,478 for the year ended December 31, 2021, as compared with $926,041 for the year ended 2020. Our operating expenses for all periods consisted of selling, general and administrative expenses. The detail by major category within selling, general and administrative expenses is reflected in the table below.

	Year Ended December 31,
	2021	2020

Salaries, Wages, & Benefits	$762,080	$368,312
Stock-based Compensation	25	18
Professional Fees	62,142	106,482
Board Fees	—	—
Investor Relations	—	—
Consultants	129,026	268,054
Advertising and Promotion	31,286	159
Depreciation and Amortization	995	1,705
Development and Maintenance	126,634	144,086
Office, Facility, and Other	105,676	24,320
Travel and Entertainment	38,614	12,905

Selling, General and Administrative	$1,256,478	$926,041

The increase of $ 330,437 in our selling, general and administrative expenses for the year ended December 31, 2021 versus the same period ended 2020 is largely the result of an increase in spending on employees and office expenses, offset by decreased spending on professional fees and consultants.

Other Income

We had other income, net of $2,024,137 for the year ended December 31, 2021, as compared with other income of $483,872 for the same period ended 2020.

As of December 31, 2020, the Company estimated the amount of refunds to be paid to claimants in our Claims Process at $12,982,170, which included $547,853 of accrued interest that is included in Accounts Payable and Accrued Expenses. Accrued interest of $537,300 previously accrued was released upon the conclusion of the Rescission Offer and it, along with a $1,444,358 gain on the sale of Digital Assets, is the primary reason for our other income for the year ended December 31, 2021. Our other income for the year ended December 31, 2020 is the result of a $531,155 gain on the sales of Digital Assets, offset by interest expense of $47,283.

Net Income (Loss)

We recorded net income in the amount of $1,706,912 for the year ended December 31, 2021, as compared with a net loss of $443,171 for the same period ended 2020. Our net income for the year ended December 31, 2021 is attributable to other income of $2,024,137 and an income tax benefit of $939,253, offset by an operating loss of $1,256,478, which is attributable to operating expenses together with no revenue. Our net loss for the year ended December 31, 2020 is attributable to an operating loss of $926,041, which is attributable to operating expenses together with no revenue, and income tax expense of $1,002, offset by other income of $483,872.

Liquidity and Capital Resources

As of December 31, 2021, we had total current assets of $1,316,306, mainly consisting of digital assets, compared with current liabilities of $12,276,880, resulting in a working capital deficit of $10,960,574. This represents a decrease from our working capital deficit of approximately $11,686,278 at December 31, 2020.

Operating activities used $1,529,375 in cash for the year ended December 31, 2021, as compared with $1,069,854 for the same period ended 2020. Our negative operating cash flow for both periods was mainly the result of our losses from operations and the changes in assets and liabilities.

Investing activities provided $1,521,471 in cash for the year ended December 31, 2021, as compared with $1,032,077 for the same period ended 2020. Our positive investing cash flow for both periods is the result of proceeds from the disposal of digital assets.

Financing activities provided $0.00 in cash for the year ended December 31, 2021, as compared with $27,900 provided for the same period ended 2020. Our positive financing cash flows for the same period ended 2020 was mainly the result of PPL loans.

All expenditures discussed above in this section have been paid for by the proceeds of the original sale of the BCOT Security Tokens. There is no assurance that we will be successful in obtaining funding or generating revenues sufficient to fund our operations.

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

The Company’s management has taken several actions in an effort to secure funding and generate revenue streams including:

▪	Added two offerings to the product line making the platform more robust and providing diversified options to the marketplace
▪	Added NFT functionality to its product to attract new market segmentation
▪	Relaunched a new website and marketed to various different segments of the industry verticals
▪	Prepared offering documents for a potential offshore offering under Regulation S, promulgated under the Securities Act of 1933, as amended (the “Securities Act”)
▪	Added a Director to the Company’s Board of Directors with fundraising experience to lead our efforts
▪	Discussed with broker ways to raise additional capital
▪	Hired a marketing manager and launched a marketing campaign to acquire customers
▪	Added an additional development language to Catenis to facilitate the programming of integration
▪	Hired a VP of Business Development
▪	Appointed a New Board Member with Financial and Business M&A Experiences
▪	Hired Landmark Ventures as a Sales Arm for the Company
▪	Identified a lead generating company to help with the sales efforts

Any securities offered will not be or have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. There is no assurance that the Company will be successful in obtaining funding or generating revenues sufficient to fund operations.

As mentioned previously, we have estimated expenditures for the next 12 months will be approximate $1,700,000 without considering the expenditures related to the Claims Process. As of Q3 of 2021, we have concluded the Claims Process and paid out the claims. After our distribution of the notice and claim forms, twenty (20) eligible claimants responded and we provided each with a rescission payment plus interest. Eighteen (18) of these claims were paid in US Dollars totaling $196,272.53 and two (2) claims valued at $29,984.64 USD were paid with 13.05741 in Ethereum cryptocurrency, which amounted to $29,984.64 USD at the applicable rate.

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

Off Balance Sheet Arrangements

As of December 31, 2021, there were no off-balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate our continuation as a going concern. However, we have limited revenues from inception through December 31, 2021. We currently have negative working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Our critical accounting policies are set forth in Note 3 to the financial statements and include our accounting for revenue, income taxes, and intangible assets.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firms;
F-2	Consolidated Balance Sheets as of December 31, 2021 and 2020;
F-3	Consolidated Statements of Operations for the years ended December 31, 2021 and 2020;
F-4	Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2021 and 2020;
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020; and
F-6	Notes to Consolidated Financial Statements

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Blockchain of Things, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blockchain of Things, Inc. and Subsidiary (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

We have served as the Company’s auditors since 2020.

Adeptus Partners, LLC

PCAOB ID: 3686

Ocean, New Jersey March 31, 2022

BLOCKCHAIN OF THINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020

ASSETS
Current Assets:
Cash	$12,353	$20,257
Prepaid Expenses and Other Current Assets	19,000	3,445
Digital Assets	1,284,953	1,362,066
Total Current Assets	1,316,306	1,385,768

Non-current Assets:
Property and Equipment, net	—	995
Deferred Income Taxes	939,328	—
Total Assets	$2,255,634	$1,386,763

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable and Accrued Expenses	$38,268	$617,729
Deferred Revenue	12,218,612	—
BCOT Token Refund Liability	—	12,434,317
Sponsorship Loans Payable	20,000	20,000
Total Current Liabilities	12,276,880	13,072,046

Long-term Liabilities:
Paycheck Protection Program Loan	—	42,900
Total Liabilities	12,276,880	13,114,946

Stockholders' Equity (Deficit):
Preferred stock; par value $0.0001; 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock; par value $0.0001; 50,000,000 shares authorized; 4,789,834 shares issued and outstanding as of December 31, 2021; 50,000,000 shares authorized; 4,542,126 shares issued and outstanding as of December 31, 2020	479	454
Additional Paid-in Capital	437	437
Accumulated Deficit	(10,022,162)	(11,729,074)
Total Stockholders' Deficit	(10,021,246)	(11,728,183)
Total Liabilities and Stockholders' Deficit	$2,255,634	$1,386,763

The accompanying notes are an integral part of these consolidated financial statements.

BLOCKCHAIN OF THINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020

Revenue, net	$—	$—

Operating Expenses:
Selling, General and Administrative	1,256,478	926,041

Loss From Operations	(1,256,478)	(926,041)

Other Income (Expense):
Other Income	537,300	—
Gain on Sale of Digital Assets	1,444,358	531,155
Gain on Extinguishment of Debt	42,900	—
Interest Expense	(421)	(47,283)
Other Income (Expense), net	2,024,137	483,872

Income (Loss) Before Income Taxes	767,659	(442,169)

Income Tax Benefit (Expense)	939,253	(1,002)

Net Income (Loss)	$1,706,912	$(443,171)

NET INCOME (LOSS) PER SHARE
Net Income (loss) per share, basic	$0.37	$(0.10)
Net Income (loss) per share, diluted	$0.36	$(0.10)

Weighted average number of shares of common stock - basic	4,636,461	4,420,688
Weighted average number of shares of common stock - diluted	4,783,960	4,420,688

The accompanying notes are an integral part of these consolidated financial statements.

BLOCKCHAIN OF THINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2019	4,358,079	$436	$437	$(11,285,903)	$(11,285,030)
Stock-based compensation	184,047	18	—	—	18
Net Loss	—	—	—	(443,171)	(443,171)
Balance as of December 31, 2020	4,542,126	454	437	(11,729,074)	(11,728,183)
Exercise of stock options	139,708	14	—	—	14
Stock-based compensation	108,000	11	—	—	11
Net Income	—	—	—	1,706,912	1,706,912
Balance as of December 31, 2021	4,789,834	$479	$437	$(10,022,162)	$(10,021,246)

The accompanying notes are an integral part of these consolidated financial statements.

BLOCKCHAIN OF THINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$1,706,912	$(443,171)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	995	1,705
Cancelation of Interest on BCOT Token Refund Liability	(537,300)	—
Stock based Compensation	25	18
Gain on Extinguishment of Debt	(42,900)	—
Impairment of Digital Assets	—	—
Realized Gain on Sale of Digital Assets	(1,444,358)	(531,155)
Deferred Income Taxes	(939,328)	—
Changes in Assets and Liabilities:
Prepaids and Other Current Assets	(15,555)	(512)
Accounts Payable and Accrued Expenses	(42,161)	(143,577)
Accounts Payable and Accrued Expenses (Interest Portion of BCOT Token)	—	46,838
BCOT Token Refund Liability	(215,705)	—
Net cash used in operating activities	(1,529,375)	(1,069,854)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of Digital Assets	1,521,471	1,032,077
Net cash provided by investing activities	1,521,471	1,032,077

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Paycheck Protection Program Loan	—	42,900
Repayments of Promissory Notes	—	(15,000)
Net cash provided by financing activities	—	27,900

Net Change in Cash	(7,904)	(9,877)

Cash, Beginning of Period	20,257	30,134

Cash, End of Period	$12,353	$20,257

Supplemental disclosure of cash flows information:

Cash paid during the period for interest	$10,806	$2,270

Noncash activity:
Reclassification of BCOT Token Refund Liability to Deferred Revenue	$12,218,612	$—

The accompanying notes are an integral part of these consolidated financial statements.

BLOCKCHAIN OF THINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Nature of Operations

Blockchain of Things, Inc. was incorporated in Delaware on July 15, 2015 with a principle place of business in New York, New York. Blockchain of Things, Inc. has a 100% ownership interest in BCOT Global Holdings (“BCOT GH”), a limited liability company organized on March 29, 2018 under the laws of the Cayman Islands (collectively, “BCoT” or the “Company”).

BCoT is a technology company established to develop and implement blockchain technology, specifically by providing a platform, or web services layer, designed to improve upon existing blockchain technology, including its security and ease of use. From December 2017 through July 2018, BCOT offered and sold $12,473,200 of digital tokens (“BCOT Security Tokens” or “Tokens”; the “Offering”) for use of the Company’s blockchain platform and technology, called “Catenis Enterprise” and “Catenis Flow” (collectively, “Catenis”). BCoT intended to use the proceeds to continue to implement its business plan, which includes further developing and maintaining Catenis. Catenis is an integration layer to the global bitcoin blockchain. It allows companies to rapidly build blockchain based applications or simply integrate with existing systems. To date, the proceeds were used to fund the operations of the Company, which includes the payment of salaries to software developers and to pay for expenses associated with the settlement agreement with the SEC, further discussed in Note 9.

Note 2 - Financial Condition and Management’s Plans

The Company has experienced recurring losses and negative cash flows from operations. As of December 31, 2021, the Company had cash of $12,353, a working capital deficit of $10,960,574, total stockholders' deficit of $10,021,246 and an accumulated deficit of $10,022,162. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Further, the outbreak of the Coronavirus Disease 2019, or COVID-19, which has been declared a global pandemic by the World Health Organization, has spread across the globe and is impacting worldwide economic activity. A public health epidemic, including COVID-19, poses the risk that we or our employees, contractors, and other partners may be prevented from conducting business for an indefinite period of time, including due to shutdowns and quarantines that may be requested or mandated by governmental authorities. While at this time, COVID-19 has not had a significant impact on the Company, it is not possible to estimate the impact that COVID-19 could have on our business in the future. The continued spread of COVID-19 and the measures taken by the governments of countries affected, particularly the United States, could disrupt the planned commercial activities of the Company and have a material impact on our business, financial condition or results of operations. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company believes that its ability to continue operations depends on its ability to generate revenues and obtain funding that will be sufficient to sustain its operations until it markets its core product offerings and achieve profitability and positive cash flows from operating activities. As of December 31, 2021, the Company had 263.3 Bitcoin and 2,331.9 Ethereum, with quoted market value of approximately $20.8 million based on market prices of $46,306.45 and $3,682.63, respectively, and the market value of these Digital Assets exceeds twelve months of the Company’s capital requirements. However, the market value of Digital Assets is subject to extreme market volatility.

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

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) as determined by Financial Accounting Standards Board (the “FASB”) within its Accounting Standards Codification (“ASC”) and under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the accounts of BCoT and its 100% owned subsidiary. All intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates. The most significant accounting estimates inherent in the preparation of the Company's consolidated financial statements includes the fair values of the BCOT Token Refund Liability and Digital Assets, including the impairment assessments, as well as estimates related to stock-based compensation.

BCOT Security Tokens Revenue Recognition

The Company issued BCOT Security Tokens for use by customers in Catenis. From December 2017 through early July 2018, the Company obtained Ether, Bitcoin, Bitcoin Cash and Tether from customers totaling approximately $11,863,530 and cash of $609,670 in exchange for the BCOT Security Tokens.

The BCOT Security Tokens are issued on the Bitcoin blockchain and are used as independent programmable units of power that directly convert to Catenis credits which power the virtual devices and ultimately the entire Catenis system. These security tokens can be independently purchased, held, traded, and used on Catenis. Using the administrative interface, the customer can send BCOT Security Tokens to their account and they will be converted on a one-to-one basis into Catenis credits for their account. Each BCOT Security Token value is taken into account when calculating the amount of Catenis Credits required to pay for a given Catenis service when that service is consumed.

The Company evaluated the terms of sale of the BCOT Security Tokens and determined that, when sold, a BCOT Security Token represents an obligation of the Company with counterparties that were determined to be customers. Therefore, the Company determined that BCOT Security Tokens, when sold by the Company, are akin to prepayments of future services and are treated as deferred revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”).

Pursuant to the terms of the BCOT Security Tokens, there is no form of partnership, joint venture, agency or any similar relationship between a holder of a BCOT Security Token and the Company. Except as noted below, BCOT Security Tokens are non-refundable and do not pay interest and have no maturity date. BCOT Security Tokens confer only the right to be used to power the Catenis platform, BCoT’s product, and confer no other rights of any form with respect to the Company, including, but not limited to, any voting, distribution, redemption, liquidation, proprietary (including all forms of intellectual property), or other financial or legal rights. Subsequent to the distribution of BCOT Security Tokens to customers, the associated liability to deliver the BCOT Security Tokens was satisfied. No additional BCOT Security Tokens were sold by the Company since this distribution.

Subsequent to the distribution noted above, and pursuant to the Settlement Agreement (as defined and described further in Note 9), the Company was obligated to refund amounts raised from the sale of BCOT Security Tokens for valid claims submitted and may incur other fines and penalties. The Rescission Offer (as defined and described further in Note 9) deadline was February 21, 2021. Accordingly, as of December 31, 2021, all valid claims have been submitted and the Company issued refunds to claimants of $226,258, which includes $10,553 of accrued interest that was included in Accounts Payable and Accrued Expenses on the accompanying Consolidated Balance Sheets (see Notes 8 and 9). As of December 31, 2020, the Company estimated the amount of refunds to be paid to claimants at $12,982,170, which includes $547,853 of accrued interest that is included in Accounts Payable and Accrued Expenses on the accompanying Consolidated Balance Sheets (see Notes 8 and 9). In February 2021, accrued interest of $537,300 previously accrued was released upon the conclusion of the Rescission Offer and is recorded in Other Income on the Consolidated Statements of Operations.

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

The Company has developed and continues to enhance Catenis, a platform, or web services layer, designed to improve upon existing blockchain technology, including its security and ease of use. The technology primarily assists with four blockchain-based services: 1) message transmission, 2) message logging, 3) digital asset generation, and 4) digital asset transfer. Due to the significant hurdles during development and launch of Catenis, market adoption and recovery of the development costs is uncertain. Accordingly, the Company expensed $297,837 and $269,174 of software development costs in the years ended December 31, 2021 and 2020, respectively.

Income Taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities and net operating and capital loss carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance is reduced when it is determined that it is more likely than not that the deferred tax asset will be realized.

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

The Company’s financial instruments include cash, accounts payable, sponsorship agreements, U.S. Small Business Loan and Advance and the BCOT Token Obligation. The fair values of cash, accounts payable, sponsorship agreements, U.S. Small Business Loan and Advance and the BCOT Token Obligation (as defined and described further in Note 8) approximate their stated amounts because of the short maturity of these financial instruments from the balance sheet date. Our sponsorship agreements are carried at fair value and based on Level 2 inputs.

Intangible Assets

Digital Assets held by the Company consist of Ethers, Bitcoins and Bitcoin Cash and are included in current assets in the Consolidated Balance Sheets. Digital assets such as Bitcoins, Ethers, and Bitcoin Cash are digital currencies considered cryptocurrencies that are not fiat currencies (i.e., a currency that is backed by a central bank or a national, supra- national or quasi-national organization) and are not backed by hard assets or other credits. Digital currencies are not financial assets because they are not an ownership interest in a company, or a contract establishing a right or obligation to deliver or receive cash or another financial instrument. Since they lack physical substance and have no limit on the useful life, digital currencies are considered to be indefinite-lived intangible assets under ASC 350, Intangibles–Goodwill and Other (“ASC 350”).

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

When the Company evaluates Ethers, Bitcoins, and Bitcoin Cash for impairment under ASC 350, each acquisition of Ether, Bitcoin, and Bitcoin Cash is considered a separate unit of account. The Company tracks the cost of each unit of Ether, Bitcoin, and Bitcoin Cash when received or purchased, when performing impairment testing and upon disposition either through sale or exchanged for goods or services. The realized gain or loss on sale of Digital Assets is included in a separate financial statement line item in the Consolidated Statements of Operations, while impairment of Digital Assets is included in operating expenses because of the nature of the assets.

The Company obtains the equivalency rate of the digital currencies to USD based on a global exchange rate from public exchange Gemini.

As of December 31, 2021, and December 31, 2020, the Company’s adjusted cost basis was $1,284,953 and $1,362,066, respectively. During the years ended December 31, 2021 and 2020, the Company recognized no impairment losses. Please refer to Note 4 for additional information about Digital Assets.

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

For the year ended December 31, 2021, the Company reported net income. Therefore, for purposes of calculating diluted net earnings per share, the weighted average number of common stock includes all potentially dilutive common shares.

	Years ended December 31,
	2021	2020
Net income (loss) available to common stockholders	1,706,912	(443,171)

Weighted average number of common shares outstanding - basic	4,636,461	4,420,688
Dilutive effect of stock options	147,499	—
Weighted average number of common shares outstanding - diluted	4,783,960	4,420,688

Net income (loss) per share available to common stockholders
Basic	$0.37	$(0.10)
Diluted	$0.36	$(0.10)

For the year ended December 31, 2020, the Company reported a net loss. As a result, basic and diluted loss per common share are the same. Therefore, in calculating net loss per share amounts, shares underlying the potentially dilutive common stock equivalents were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive. The potentially dilutive common stock equivalents outstanding at December 31, 2021 were 139,708 and were not included in diluted EPS for the year ended December 31, 2020, as their effect would be anti-dilutive.

Adoption of Recent Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the consolidated financial statements as a result of future adoption.

Note 4 - Digital Assets

Changes in Digital Assets were as follows:

	Ether	Bitcoin	Bitcoin Cash	Tether	Total
Balance at December 31, 2019	$698,710	$1,163,019	$1,259	$—	$1,862,988
Sale of Digital Assets	(323,537)	(177,385)	—	—	(500,922)
Balance at December 31, 2020	$375,173	$985,634	$1,259	$—	$1,362,066
Sale of Digital Assets	$(77,113)	$—	$—	$—	$(77,113)
Balance at December 31, 2021	$298,060	$985,634	$1,259	$—	$1,284,953

The Company recognized $1,444,358 and $531,155 as a net gain on sale of digital assets during the years ended December 31, 2021 and 2020, respectively.

On June 25, 2018 the Company created 553,262,386 BCOT Security Tokens which are not recognized on the balance sheet and have zero carrying value. As of December 31, 2021 and 2020, respectively, the Company distributed 68,776,541 and 69,160,720 BCOT Security Tokens to third party wallets or smart contracts and was holding 484,485,845 and 484,101,666 BCOT Security Tokens. A total of 397,088 BCOT Security Tokens were returned to the Company during the rescission period, of which 387,112 were returned during the year ended December 31, 2021. 2,933 BCOT Security Tokens were distributed to a customer during the year ended December 31, 2021, which were purchased during the sale period of December 2017 through early July 2018, discussed above, but not delivered until 2021.

Note 5 – Accounts Payable and Accrued Expenses

Accounts Payable and Accrued Expenses consisted of the following as of:

	December 30,	December 31,
	2021	2020
Accrued interest on token refund liability	$—	$547,853
Legal and professional services	3,685	31,018
Software development	11,515	32,795
Other accrued liabilities	15,401	515
Credit card payable	7,667	5,548
Total Accounts Payable and Accrued Expenses	$38,268	$617,729

Note 6 – Debt

Sponsorship Agreement

The Company has one remaining financial sponsorship agreement (“Sponsorship Agreement”) with a counterparty (“Sponsor”). Pursuant to the Sponsorship Agreement, the Company received contributions in the form of cash or Bitcoin. In return, the Sponsor is eligible to receive repayment in the form of cash and cryptographic tokens that provide usability in our Catenis Enterprise product. The cash payment associated with the remaining Sponsorship Agreement was variable and based on the amount of proceeds raised by the Company through the crowd sale campaign, in which the Company sold the cryptographic tokens in exchange for cash or cryptocurrency. The number of cryptographic tokens to be issued to the Sponsor is calculated as half of the Sponsor’s contribution amount divided by a price per cryptographic token equal to 65% of the crowd sale issuance price of a cryptographic token on the day of the crowd sale launch. Such obligation was contingent on the completion of the crowd sale. The crowd sale campaign began on June 27, 2018 and was completed on August 1, 2018 and raised $1,875. The Company was obligated to pay down the Sponsorship loan upon the completion of the crowd sale campaign.

The liability associated with the one outstanding Sponsorship Agreement as of December 31, 2021 and 2020 was determined to be $20,000 and was determined based on the ongoing legal matter (see Note 9 for further details).

U.S. Small Business Administration Loan and Advance

On April 16, 2020, the Company received a loan under the U.S. Small Business Administration’s Paycheck Protection Program from Citibank, N.A. related to the COVID-19 crisis in the amount of $40,900 (the “PPP loan”). Under the PPP loan, the loan has a fixed interest rate of 1% per annum, a maturity date two years from the date of the funding of the loan, and deferral of payments for six months. Pursuant to the terms of the PPP loan, the Company applied for forgiveness of the loan in an amount equal to the sum of the following costs incurred by the Company during period beginning on the date of first disbursement of the loan and ending on the earlier of (a) the date that is 24 weeks after the date of funding or b) December 31, 2020: payroll costs, any payment of interest on a covered mortgage obligation, payment on a covered rent obligation, and any covered utility payment. The amount of PPP loan forgiveness was calculated in accordance with the requirements of the Paycheck Protection Program, including the provisions of Section 1106 of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), although no more than 40% of the amount forgiven can be attributable to non-payroll costs. The Company used the proceeds for purposes consistent with the PPP and the loan was forgiven effective March 18, 2021. The Company has elected the policy to recognize the Gain on the extinguishment of debt upon notification that the loan was forgiven. The forgiveness of the loan is recorded as Gain on Extinguishment of Debt on the accompanying Condensed Consolidated Statement of Operations

In addition to the SBA Loan, the Company received an advance of $2,000 ($1,000 per eligible employee). This advance was from the Small Business Administration Economic Injury Disaster Loans (“EIDL Advance”). The Company used the proceeds for purposes consistent with the PPP loan and the EIDL advance was forgiven effective March 18, 2021. The Company has elected the policy to recognize the Gain on the extinguishment of debt upon notification that the loan was forgiven. The forgiveness of the EIDL advance is recorded as Gain on Extinguishment of Debt on the accompanying Condensed Consolidated Statement of Operations.

Note 7 – Income Taxes

As of December 31, 2021, the Company has federal and state net operating loss carryforwards of approximately $4 million and capital loss carryovers of approximately $4.2 million. Pursuant to provisions of the 2017 Tax Cut and Jobs Act, the net operating losses originating in years after 2017 totaling approximately $3.6 million can be carried forward indefinitely. The 2017 net operating loss carryforward of approximately $124,000 will expire in 2037. The capital loss carryovers can be carried forward 5 years and have expiration date ranging from 2024 to 2025. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period.

The provision for income taxes for 2021 and 2020 consisted of the following:

	Years Ended December 31,
	2021	2020
Current:
Federal	—	—
State	75	1,002
Total current (benefit) provision	75	1,002
Deferred:
Federal	(898,934)	—
State	(40,394)	—
Total deferred (benefit) provision	(939,328)	—
Total (benefit) provision	(939,253)	1,002

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate consists of the following:

	Years Ended December 31,
	2021	2020
Statutory Federal Income Tax Rate	21%	21%
Tax computed at statutory federal income tax rate	161,225	(93,066)
State Taxes	(31,852)	(159,567)
Net Operating Loss limitation	—	43,080
Additional Capital Losses	(72,021)	(426,890)
Other	(106,543)	93
Valuation Allowance	(890,062)	637,352
Income Tax (Benefit) Expense	(939,253)	1,002

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	Years Ended December 31,
	2021	2020
Deferred Tax Assets:
Net Operating Loss Carry Over	777,012	484,921
Capital Losses Carry Over	892,198	1,128,760
Others	121,924	168,581
State Tax	40,394	370,937
Total Deferred Tax Assets	1,831,528	2,153,199
Less: Valuation Allowance	(892,200)	(2,153,199)
Deferred Tax Assets; Net of Valuation Allowance	939,328	—

On March 27, 2020, the President of the United States signed the Coronavirus Aid Relief and Economic Security Act (“CARES Act”). The CARES Act provides several provisions that effect businesses from an income tax perspective. Due to the history of the tax losses, most of the CARES Act provisions have minor benefit to the Company.

The Company recorded a valuation allowance against all of its deferred tax assets as of December 31, 2020. The Company recognizes a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given the Company’s anticipated future taxable earnings, management believes that it is more likely than not that within the next 12 months, a significant portion or all of the valuation allowance will no longer be needed. Release of the valuation allowance results in the recognition of deferred tax assets and an income tax benefit for the period the release is recognized. Based on the foregoing, the Company recognized a decrease in the valuation allowance totaling $1,260,999. The ending valuation allowance as of December 31, 2021 and 2020 is $892,200 and $2,153,199 respectively. Additionally, the valuation allowance increased by $637,162 from December 31, 2019 to December 31, 2020.

The Company has no uncertain tax positions related to federal and state income taxes. The 2018 and subsequent federal and state tax returns for the Company remain open for examination. In the event that the Company is assessed interest or penalties at some point in the future, it will be classified in the financial statements as tax expense.

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

In conjunction with the Settlement Agreement with the SEC, parties who obtained BCOT Tokens from the Company on or before July 31, 2018 (the “Potential BCOT Token Claimants”) were entitled to a refund in the amount of consideration paid, plus interest, less the amount of any income received thereon. The Company was required to distribute by electronic means claim forms to the Potential BCOT Token Claimants within 60 days of the filing (the “Rescission Offer”) of the Company’s registration statement on Form 10 or the date that the Form 10 becomes effective, whichever is sooner. The Form 10 became effective on July 31, 2020 and the Company was given an extension of 3 weeks to distribute the Notice & Claim Form. The Company distributed by electronic means the notice and claim form on August 21, 2020. The Potential BCOT Token Claimants were required to submit claims forms within three months of this date, February 21, 2021 (the “Claim Form Deadline”). The Company was required to settle all valid claims within three months of the Claim Form Deadline.

The Company approved twenty eligible claims and was obligated to return such amounts totaling $226,258, inclusive of interest of $10,553. These claims were refunded during April 2021.

The remaining amount payable as of February 21, 2021, totaling $12,218,612 has been reclassified to deferred revenue as it represents advances from customers to be utilized for services provided by the Company.

In addition, if certain holders of BCOT Tokens affirmatively reject or fail to accept the Rescission Offer, they may have a right of rescission under the Securities Act of 1933 (the “Securities Act”) after the expiration of the Rescission Offer.

Consequently, if any offerees rejected the Rescission Offer, expressly or by failing to timely return a claim, the Company may continue to be potentially liable under the Securities Act for the purchase price or for certain losses if the BCOT Security Tokens have been sold. It may also be possible that by not disclosing that the BCOT Tokens were unregistered, and that they may face resale or other limitations, the Company may face contingent liability for noncompliance with applicable federal and state securities laws. Additionally, the Company may pay additional fines or penalties or other amounts in other jurisdictions.

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

Note 10 – Related Party Transactions

In the ordinary course of business, the Company has contracted entities that are owned or operated by the Company’s officers for software development. During the years ended December 31, 2021 and 2020, the Company paid $138,137 and $138,132, respectively, to a company owned by a relative of an officer of the Company, Hiades Technologia LTDA (“Hiades”), for software development services performed. As of December 31, 2021, and 2020, respectively, $11,515 and $11,513 was due to Hiades and is included in Accounts Payable and Accrued Expenses in the Consolidated Balance Sheets.

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

Note 12 – Subsequent Events

The Company has evaluated subsequent events through March 31, 2022 which is the date the Consolidated Financial Statements were available to be issued and determined that no material subsequent events have occurred.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2021. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2022: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control Over Financial Reporting

There have been no material changes in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

 PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our current officers and directors and includes the principal offices and positions held by them.

Name	Age	Position	Date
Andre De Castro	52	President, Chief Executive Officer, Principal Executive Officer, and Director	August, 2015
Deborah de Castro	56	Chief Financial Officer, VP of Operations, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director	May, 2016
Kate Luckett	59	Director	April, 2017
Hemang Mehta	45	Director	January, 2019
Linlin Qian	47	Director	September 23, 2020
Saleem Elmasri	36	Director	August 4, 2021

Set forth below is a brief description of the background and business experience of our sole officer and director for the past five years.

Andre De Castro

Andre De Castro, a tech executive, software technologist, Software Engineer, crypto-currency specialist, and finance enthusiast, has been actively engaged in the crypto-currency bitcoin industry since its near inception in 2011. From 2015 to 2022, Andre works for Blockchain of Things, Inc. as CEO/President.

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

As an advocate for the crypto technology industry, he has worked with the federal government's’ FinCEN division in creating more clarity on crypto currency policies. Today he is solely credited for the Jan 30th, 2014 administrative ruling on software development and investment activities, opening up greater avenues for well-established corporations and startups to conduct crypto currency business in the US.

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

Deborah de Castro

Deborah de Castro is a Co-Founder & CFO/VP of Operations of Blockchain of Things, Inc. Deborah is responsible for the financial and control activities of revenue, development of corporate strategies and establishing the leadership path of the business operational processes.

From 2012 to 2016 Deborah worked as Director at Medical Systems International and transitioned into her position as CFO/VP Operations at Blockchain of Things, Inc from 2016 to present day of 2022.

She is actively involved with the overall efforts of establishing company policy and structure to position it as a market leader in the Industrial Internet of Things space, as well as actively contributing to the bottom-line growth of this fast-growing organization. She is a seasoned executive with over 20 years of international and domestic experience in Fortune 500 companies such as IBM-USA/Brazil, Bechtel, and The Clorox Company International. Her expertise in early-stage growth, financial controls, competitive analysis, strategic planning, and collaboration is vital to the company as it develops and begins to explore investment opportunities.

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

Her career spans both startups and rapid growth divisions of fortune 500 companies. Creating and thriving in fast-pace environments with aggressive goals and impressive results, Ms. Luckett has held strategic positions at Plumtree Software, Orchestria / CA Technologies, PSS Systems / IBM, Actiance, Inc., and Jobvite, Inc. from 2015 to 2020, Mrs. Luckett worked as Strategic Account Executive for Jobvite - April 2015 to April 2017, Hearsay - April 2017 to July 2019, WalkMe - July 8 2019 to present.

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

Saleem Elmasri

Saleem Elmasri is a CPA and seasoned business professional who has a passion for delivering meaningful and measurable value to clients through practical solutions. Saleem has over 15 years of experience in financial and management consulting. He began his career at PricewaterhouseCoopers and worked on several of the firm’s Fortune 500 clients, primarily focused on the Life Sciences and Pharmaceutical industry. From PwC, he transitioned to lead advisory practices at boutique consulting firms, specializing in transaction and complex accounting advisory.

Mr. Elmasri worked as Senior Manager for PricewaterhouseCoopers LLP from September 2007 to March 2018. He worked as Senior Director for Pine Hill Group LLC from March 2018 to June 2019 and as Managing Director at DLA LLC from June 2019 to April 2021 (ended full time employment 9/1/20 and became a consultant to DLA through April 2021). He is presently working at Titan Advisory Services as Principal.

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

For the fiscal year ending December 31, 2021, the board of directors:

1.  Reviewed and discussed the audited financial statements with management, and

2.  Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the years ended December 31, 2021 and 2020 to be included in this Form 10-K and filed with the Securities and Exchange Commission

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2021.

Code of Ethics

We have not yet adopted a Code of Ethics for the Company, but the Company plans to adopt one during 2022.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our current named executive officers for the fiscal years ended December 31, 2021 and 2020.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Andre De Castro	2020	180,520.65	19,735.08	—	—	—	200,255.73
President, CEO, Principal Executive Officer and Director	2021	264,388.39	10,000.00	—	—	120,000.00	394,388.39
Deborah De Castro	2020	118,272.15	12,929.88	—	—	—	131,202.03
CFO, Principal Financial Officer Principal Accounting Officer, Secretary, Treasurer and Director	2021	166,237.13	10,000.00	—	—	90,000.00	266,237.13

Narrative Disclosure to the Summary Compensation Table

In 2020 and in 2021, Mr. Andre De Castro received $180,520 and $264,388.39 and, respectively, Miss Deborah de Castro received $118,272 and $166,237.13 in salary along with incentive stock options and stock awards.

Andre De Castro in 2020 and in 2021 received 16,000 and 16,000 respectively, in shares in compensation for his work as Chair and Director on the company’s Board. Deborah de Castro in 2020 and in 2021 received 20,000 and 36,000 respectively, shares in compensation for her work as Treasurer and Secretary and Director on the Company’s Board.

Effective January 1, 2021, the Company increased the annual salary of Andre De Castro from $197,350 to $211,165 to adjust cost of living and the salary of Deborah de Castro from $129,298 to $138,349 to adjust cost of living. In April 2021 raises were given to bring salaries to be competitive to market levels.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officers as of December 31, 2021.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS								STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Andre De Castro	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Deborah de Castro	—	—	—	—	72,223	0.0001	7/1/2031	—	—	—	—	—	—	—	—

Director Compensation

We compensate our director for services they render to our company. The payment is in the form of shares of common stock. To be eligible, each director must attend 3 out of 4 meetings annually. Attendance at all four meetings entitles each director in the year of 2021 to 16,000 shares of common stock and the year of 2020 to 16,000 shares of common stock. Each meeting vests 25% of the Total shares.

In 2020 the board voted to increase the compensation and we compensated each of our five directors with 16,000 shares of our common stock. In 2019 we compensated each of our five directors with 4,000 shares of our common stock.

On July 11, 2021, we signed a three-month consulting agreement through end of September 2021 with Mr. Elmasri to perform business development services. We agreed to compensate him with a fixed monthly fee for these services.

We employed Mr. Elmasri part time in October 2021 and he was awarded with 60,000 shares of our common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 11, 2022, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of voting stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains an address at 3401 North Miami Avenue, Suite 230, Miami, Florida 33127.

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

Name and Address of Beneficial Owner	Common Stock		BCOT Security Tokens
	Number of Shares Owned	Percent of Class(1)(2)	Number of Shares Owned	Percent of Class(1)(2)
Andre De Castro	3,998,000	83.46%	9,253,991	13.455%
Deborah de Castro (3)	265,776	5.52%	3,412,110	4.961%
Kate Luckett*	43,000	0.89%	22,222	0.032%
Hemang Mehta*	36,000	0.75%	—	—
Lilin Qian*	24,000	0.50%	—	—
Saleem Elmasri*	8,000	0.16%	—	—
All Directors and Executive Officers as a Group (6 persons)	4,346,999	90.56%	12,688,323	18.449%
5% Holders
NONE	—	—	—	—

* Less than 1%

(1)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 4,789,834 shares of common stock outstanding as of February 28, 2022.

(3)	Includes 237,999 shares held in her name and 27,777 shares held in options that may be acquired within 60 days.

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

In the ordinary course of business, the Company has contracted entities that are owned or operated by the Company’s officers for software development. During the years ended December 31, 2021 and 2020, the Company paid $ 138,137 and $138,132, respectively, to Hiades Tecnologia LTDA for software development and consulting services. As of December 31, 2021, and 2020, respectively, $ 11,515 and $11,513 was due to a related party, a company owned by a relative of an officer of the Company, Hiades Tecnologia LTDA, for software development services performed and is included in Accounts Payable and Accrued Expenses in the Consolidated Balance Sheets.

Item 14. Principal Accounting Fees and Services

Below are tables of Audit Fees (amounts in US$) billed by our auditors in connection with the audit of the Company’s annual financial statements and review of the quarterly financial statements for the years indicated below: Our 2021, 2020 and 2019 with 2018 financial statements were audited by Adeptus Partners LLC.

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2020	$27,500	$—	$—	$—
2021	$36,000	$—	$—	$—

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation, dated September 17, 2015 (1)
3.2	Articles of Amendment, dated May 13, 2020 (1)
3.3	Amended and Restated Bylaws (1)
4.1	Convertible Promissory Note, dated June 23, 2017 (1)
21.1	List of Subsidiaries (1)
31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Claims Form (2)
99.2	Original Token Offering Statement (2)
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Extensible Business Reporting Language (XBRL).

(1)	Incorporated by reference to the Form 10, filed by the Company with the Securities and Exchange Commission on June 1, 2020.
(2)	Incorporated by reference to the Form 10/A, filed by the Company with the Securities and Exchange Commission on July 7, 2020.

**	provided herewith

 Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blockchain of Things, Inc.

By:	/s/ Andre De Castro
Andre De Castro
President, Chief Executive Officer, Principal Executive Officer and Director
March 31, 2022

By:	/s/ Deborah de Castro
Deborah de Castro
Title:	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director
Date:	March 31, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Andre De Castro
Andre De Castro
Title:	President, Chief Executive Officer, Principal Executive Officer and Director
Date:	March 31, 2022

By:	/s/ Deborah de Castro
Deborah de Castro
Title:	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director
Date:	March 31, 2022

By:	/s/ Kate Luckett
Kate Luckett
Title:	Director
Date:	March 31, 2022

By:	/s/ Hemang Mehta
Hemang Mehta
Title:	Director
Date:	March 31, 2022

By:	/s/ Linlin Qian
Linlin Qian
Title:	Director
Date:	March 31, 2022

By:	/s/ Saleem Elmasri
Saleem Elmasri
Title:	Director
Date:	March 31, 2022

