Form 10-Q
period 2022-03-31
Blockchain of Things, Inc.
filed 2022-05-12
CIK 1813793

x

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,789,834 common shares as of May 5, 2022.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

Page Number
F-1	Condensed Consolidated Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021;
F-2	Condensed Consolidated Statements of Income for the three months ended March 31, 2022 and 2021 (unaudited);
F-3	Condensed Consolidated Statements of Stockholders’ Deficit for the three months ended March 31, 2022 and 2021 (unaudited)
F-4	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 (unaudited);
F-5	Notes to Condensed Consolidated Financial Statements (unaudited).

3

BLOCKCHAIN OF THINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$47,903	$12,353
Prepaid Expenses and Other Current Assets	40,007	19,000
Digital Assets	1,271,596	1,284,953
Total Current Assets	1,359,506	1,316,306

Non-current Assets:
Property and Equipment, net	74,776	—
Deferred Income Taxes	2,606,547	939,328
Total Assets	$4,040,829	$2,255,634

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable and Accrued Expenses	$107,160	$38,268
Income Taxes Payable	1,597,790	—
Deferred Revenue	12,218,612	12,218,612
Sponsorship Loans Payable	20,000	20,000
Current Portion of Note Payable	9,546	—
Total Current Liabilities	13,953,108	12,276,880

Long-term Liabilities:
Note Payable, net of Current Portion	59,258	—
Total Liabilities	14,012,366	12,276,880

Stockholders' Equity (Deficit):
Preferred stock; par value $0.0001; 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock; par value $0.0001; 50,000,000 shares authorized; 4,789,834 shares issued and outstanding as of March 31, 2022 and December 31, 2021	479	479
Additional Paid-in Capital	437	437
Accumulated Deficit	(9,972,453)	(10,022,162)
Total Stockholders' Deficit	(9,971,537)	(10,021,246)
Total Liabilities and Stockholders' Deficit	$4,040,829	$2,255,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLOCKCHAIN OF THINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended March 31,
	2022	2021

Revenues, net	$—	$—

Operating Expenses:
Selling, General and Administrative	320,131	177,246

Loss From Operations	(320,131)	(177,246)

Other Income (Expense):
Other Income	—	537,300
Gain on Sale of Digital Assets	300,885	221,775
Gain on Extinguishment of Debt	—	42,900
Interest Expense	(549)	(116)
Other Income, net	300,336	801,859

Income (Loss) Before Income Taxes	(19,795)	624,613

Income Tax Benefit	69,504	—

Net Income	$49,709	$624,613

NET INCOME PER SHARE
Net Income per share, basic	$0.01	$0.14
Net Income per share, diluted	$0.01	$0.13

Weighted average number of shares of common stock - basic	4,789,834	4,549,480
Weighted average number of shares of common stock - diluted	4,929,834	4,674,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLOCKCHAIN OF THINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2021	4,789,834	$479	$437	$(10,022,162)	$(10,021,246)
Exercise of stock options	—	—	—	—	—
Stock-based compensation	—	—	—	—	—
Net Income	—	—	—	49,709	49,709
Balance as of March 31, 2022	4,789,834	$479	$437	$(9,972,453)	$(9,971,537)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2020	4,542,126	$454	$437	$(11,729,074)	$(11,728,183)
Exercise of Stock Options	14,708	2	—	—	2
Net Income	—	—	—	624,613	624,613
Balance as of March 31, 2021	4,556,834	$456	$437	$(11,104,461)	$(11,103,568)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLOCKCHAIN OF THINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$49,709	$624,613
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,847	427
Cancelation of Interest on BCOT Token Refund Liability	—	(537,300)
Stock based Compensation	—	2
Gain on Extinguishment of Debt	—	(42,900)
Realized Gain on Sale of Digital Assets	(300,885)	(221,775)
Deferred Income Taxes	(1,667,219)	—
Changes in Assets and Liabilities:
Prepaids and Other Current Assets	(21,007)	1,033
Accounts Payable and Accrued Expenses	68,892	(27,683)
Income Taxes Payable	1,597,790	—
Net cash used in operating activities	(270,873)	(203,583)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of Digital Assets	314,242	242,880

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Note Payable	(7,819)	—

Net Change in Cash	35,550	39,297

Cash, Beginning of Period	12,353	20,257

Cash, End of Period	$47,903	$59,554

Supplemental disclosure of cash flows information:

Cash paid during the period for interest	$549	$116

Noncash activity:
Reclassification of BCOT Token Refund Liability to Deferred Revenue	$—	$12,218,612
Acquisition of Property and Equipment via Note Payable	$76,623	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1 - Organization and Nature of Operations

Blockchain of Things, Inc. was incorporated in Delaware on July 15, 2015 with a principle place of business in New York, New York until February 2022 when it relocated its headquarters to Miami, Florida. Blockchain of Things, Inc. had a 100% ownership interest in BCOT Global Holdings (“BCOT GH”), a limited liability company organized on March 29, 2018 under the laws of the Cayman Islands. BCOT GH was dissolved on March 31, 2022. Blockchain of Things, Inc. and BCOT GH are collectively referred to as “BCoT” or the “Company.”

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

Note 2 - Financial Condition and Management’s Plans

The Company has experienced recurring losses and negative cash flows from operations. As of March 31, 2022, the Company had cash of $47,903, a working capital deficit of $12,593,602, total stockholders' deficit of $9,971,537 and an accumulated deficit of $9,972,453. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company believes that its ability to continue operations depends on its ability to generate revenues and obtain funding that will be sufficient to sustain its operations until it markets its core product offerings and achieve profitability and positive cash flows from operating activities. The Company continues to fund its operations through the sale of its Digital Assets. As of March 31, 2022, the Company held 263.3 Bitcoin and 2,227.4 Ethereum, with quoted market value of approximately $19.3 million based on market prices of approximately $45,539 and $3,282, respectively, and the market value of these Digital Assets exceeds twelve months of the Company’s capital requirements. However, the market value of Digital Assets is subject to extreme market volatility.

The Company’s management has taken several actions in an effort to secure funding and generate revenue streams including:

•	Added two additional offerings to the product line making the platform more robust and giving more options to the marketplace.
•	Added NFT functionality to its product to attract new market segmentation.
•	Relaunched a new website and marketed to various different segments of the industry verticals.
•	Prepared offering documents for a potential offshore offering under Regulation S, promulgated under the Securities Act of 1933, as amended (the “Securities Act”).
•	Added a Director to the Company’s Board of Directors with fundraising experience to lead our efforts.
•	Discussed with broker ways to raise additional capital.
•	Hired a marketing manager and launched a marketing campaign to acquire customers.
•	Added an additional development language to Catenis to facilitate the programming of integration
•	Hired a VP of Business Development.
•	Appointed a New Board Member with Financial and Business M&A Experiences.
•	Hired Landmark Ventures as a Sales Arm for the Company.
•	Identified a lead generating company to help with the sales efforts.
•	Presented our products to potential clients from the leads generated from our sales efforts.
•	Increased efforts for quarterly sign ups to our free account and follow-up strategies to increase exposure.
•	Coordinated efforts for upcoming industry tradeshows with Booths and participation in interviews with industry leading news outlets

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

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements of BCoT and its subsidiary, reflect all adjustments, including normal recurring accruals, necessary for a fair presentation. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission (“SEC”). The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited Condensed Consolidated Financial Statements are read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended December 31, 2021. The results of operations for the period ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year. The Consolidated Financial Statements as of December 31, 2021 are derived from audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2021.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates. The most significant accounting estimates inherent in the preparation of the Company's condensed consolidated financial statements includes the fair values of the Digital Assets, including the impairment assessments, as well as estimates related to stock-based compensation.

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

Subsequent to the distribution noted above, and pursuant to the Settlement Agreement (as defined and described further in Note 9), the Company was obligated to refund amounts raised from the sale of BCOT Security Tokens for valid claims submitted and may incur other fines and penalties. The Rescission Offer (as defined and described further in Note 9) deadline was February 21, 2021. Accordingly, as of March 31, 2022, all valid claims have been submitted and the Company issued refunds to claimants of $226,258, which includes $10,553 of accrued interest. In February 2021, accrued interest of $537,300 previously accrued was released upon the conclusion of the Rescission Offer and is recorded in Other Income on the Condensed Consolidated Statements of Operations.

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

The Company has developed and continues to enhance Catenis, a platform, or web services layer, designed to improve upon existing blockchain technology, including its security and ease of use. The technology primarily assists with four blockchain-based services: 1) message transmission, 2) message logging, 3) digital asset generation, and 4) digital asset transfer. Due to the significant hurdles during development and launch of Catenis, market adoption and recovery of the development costs is uncertain. Accordingly, the Company expensed $78,437 and $66,194 of software development costs during the three months ended March 31, 2022 and 2021, respectively.

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

Common shares issued to third parties for services provided are valued based on the estimated fair value of the Company’s common shares. All stock-based compensation costs are recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.

To date, stock-based compensation is immaterial to the condensed consolidated financial statements.

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

The Company’s financial instruments include cash, accounts payable, sponsorship agreements, and note payable. The fair values of cash, accounts payable, and sponsorship agreements approximate their stated amounts because of the short maturity of these financial instruments from the balance sheet date. The fair value of note payable approximates its stated amount based on the interest rates currently available to the Company. Our sponsorship agreements are carried at fair value and based on Level 2 inputs.

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

As of March 31, 2022 and December 31, 2021, the Company’s adjusted cost basis was $1,271,596 and $1,284,953, respectively. During the three months ended March 31, 2022 and 2021, the Company recognized no impairment losses. Please refer to Note 4 for additional information about Digital Assets.

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

For the three months ended March 31, 2022 and 2021, the Company reported net income. Therefore, for purposes of calculating Diluted EPS, the weighted average number of common stock includes all potentially dilutive common shares.

Adoption of Recent Accounting Pronouncements

The Company's accounting policies are the same as those described in Note 3 to the Company's Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2021.

The Company has reviewed recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the condensed consolidated financial statements as a result of future adoption.

Note 4 - Digital Assets

Changes in Digital Assets were as follows:

	Ether	Bitcoin	Bitcoin Cash	Total
Balance at December 31, 2021	$298,060	$985,634	$1,259	$1,284,953
Sale of Digital Assets	(13,357)	—	—	(13,357)
Balance at March 31, 2022	$284,703	$985,634	$1,259	$1,271,596

Balance at December 31, 2020	$375,173	$985,634	$1,259	$1,362,066
Sale of Digital Assets	(21,105)	—	—	(21,105)
Balance at March 31, 2021	$354,068	$985,634	$1,259	$1,340,961

The Company recognized $300,885 and $221,775 as a net gain on sale of digital assets during the three months ended March 31, 2022 and 2021, respectively.

On June 25, 2018 the Company created 553,262,386 BCOT Security Tokens which are not recognized on the balance sheet and have zero carrying value. As of March 31, 2022 and December 31, 2021, the Company distributed 68,776,541 BCOT Security Tokens to third party wallets or smart contracts and was holding 484,485,845 BCOT Security Tokens. A total of 397,088 BCOT Security Tokens were returned to the Company during the rescission period. A total of 387,111 BCOT Security Tokens were returned to the Company during the three months ended March 31, 2021.

Note 5 – Accounts Payable and Accrued Expenses

Accounts Payable and Accrued Expenses consisted of the following as of:

	March 31,	December 31,
	2022	2021
Legal and professional services	$16,904	$3,685
Software development	11,505	11,515
Salaries and benefits	24,896	-
Credit card payable	24,199	7,667
Other accrued liabilities	29,656	15,401
Total Accounts Payable and Accrued Expenses	$107,160	$38,268

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

The liability associated with the one outstanding Sponsorship Agreement as of March 31, 2022 and December 31, 2021 was determined to be $20,000 and was determined based on the ongoing legal matter (see Note 9 for further details).

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

Note Payable

In February 2022, the Company entered into a vehicle note payable for $76,623, secured by the vehicle. The loan is repayable over 6 years maturing March 31, 2028, and repayable at $1,104 per month including principal and interest of 4.39% per annum. During the three months ended March 31, 2022, the Company made a $7,000 up-front payment against the loan, applied to the principal balance, in addition to the first monthly payment of $1,104, applied to principal and interest. The outstanding principal as of March 31, 2022 is $68,804 and is split between Note Payable, net of Current Portion and Current Portion of Note Payable on the accompanying Condensed Consolidated Balance Sheets. Additionally, the aggregate amount of outstanding principal due for the each of the five years subsequent to March 31, 2022 has been presented in the table below.

Twelve Months Ended March 31,	Amount
2023	$9,546
2024	10,861
2025	11,347
2026	11,856
2027	$12,387

Note 7 – Income Taxes

The Company’s effective tax rate("ETR") is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s ETR was (351)% and 0% for the three months ended March 31, 2022 and March 31, 2021. The difference between the effective tax rate of (351)% and the U.S. federal statutory rate of 21% for the three months ended March 31, 2022 was primarily due to recognition of deferred revenue as taxable income, utilization of net operating loss and capital loss carryforward and release of the valuation allowance. The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for the three months ended March 31, 2021 was primarily due to recognizing a full valuation allowance on deferred tax assets.

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

Note 10 – Related Party Transactions

In the ordinary course of business, the Company has contracted entities that are owned or operated by the Company’s officers for software development. During the three months ended March 31, 2022 and 2021, the Company incurred $34,509 and $34,519, respectively, of costs to a company owned by a relative of an officer of the Company, Hiades Technologia LTDA (“Hiades”), for software development services performed. As of March 31, 2022, and December 31, 2021, respectively, $11,505 and $11,515 was due to Hiades and is included in Accounts Payable and Accrued Expenses in the Condensed Consolidated Balance Sheets.

Note 11 – Subsequent Events

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2022 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

We have hired a Marketing Manager and a VP of Business Development. We will also need to bring on sales help: one employee for each role will be sufficient while continuing with our present staff. We will also need sufficient money for SEC compliance, which includes legal and accounting fees. We estimate these expenses will add an additional cost of $242,000 in the next 12 months.

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

At the initial stage the Company is at now, we do not require any special equipment above the servers required to run both our sandbox and production environments. Both of these environments are externally hosted. Our basic needs are as follows: 3 servers for the sandbox environment and 5 servers for the production environment. Additionally, each staff member will need a computer and mobile phone. As we expect to expand our product offering to attract customers worldwide, we will have to rent or lease additional server to store website and platform and in-application data. As we expect business to grow, we might need additional data storage for the server and increased server footprint. To complete this stage, we need to sell at least $1,700,000 in funds. For far better operation we need to raise $2,000,000 to lease a more robust server environment and add additional engineering staff, which we expect to need as our customer base grows. Increasing our engineering team will also be a key component to staying competitive and addressing software functionality and bugs that will appear. With the money gained we can modestly increase our engineering team to two additional people.

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

Results of Operations for the Three Months Ended March 31, 2022 and 2021

Revenues

We are a start-up company and have not generated any significant revenues for the three months ended March 31, 2022 and 2021. We can provide no assurance that we will generate sufficient revenues from our Catenis platform to sustain a viable business operation. In order to generate revenues, we must first continue to sell our platform and market our services.

Operating Expenses

We incurred operating expenses in the amount of $320,131 for the three months ended March 31, 2022, as compared with $177,246 for the same period ended 2021. Our operating expenses for all periods consisted entirely of selling, general and administrative expenses. The detail by major category within selling, general and administrative expenses for the three months ended March 31, 2022 and 2021 is reflected in the table below.

		Three Months Ended March 31,
		2022	2021
Salaries, Wages & Benefits		$150,445	$95,839
Stock-based Compensation		$—	$2
Professional Fees		$21,549	$8,664
Board Fees		$—	$—
Investor Relations		$—	$—
Consultants		$46,074	$10,116
Advertising and promotion		$17,819	$8,505
Depreciation and amortization		$1,847	$426
Development and maintenance		$34,509	$34,519
Office, Facility, and other		$31,750	$12,693
Travel and entertainment		$16,138	$6,482
	Totals	$320,131	$177,246

The increase of $142,885 in our selling, general and administrative expenses for the three months ended March 31, 2022 versus the same period ended 2021 is largely the result of increased spending across most of the above categories, but those most prominent are related to compensating management, consultants and professionals. These expenditures related to salaries, wages, and benefits and other human resource related costs is due to the expansion of our team to support additional growth and the added cost of legal and accounting compliance.

We expect our selling, general and administrative expenses to increase in future quarters as we continue with our reporting obligations with the SEC and the increased expenses associated with increased operational activity, which is expected for the balance of the year.

Other Income

We had other income of $300,336 for the three months ended March 31, 2022, as compared with other income of $801,859 for the same period ended 2021. Our other income for the three months ended March 31, 2022 is the result of a $300,885 gain on the sale of Digital Assets, offset by interest expense of $549.

As of December 31, 2020, the Company estimated the amount of refunds to be paid to claimants in our Claims Process at $12,982,170, which includes $547,853 of accrued interest that is included in Accounts Payable and Accrued Expenses. Accrued interest of $537,300 previously accrued was released upon the conclusion of the Rescission Offer and it, along with a $221,775 in the gain of Digital Assets, are the primary reasons for our other income for the three months ended March 31, 2021.

Net Income

We recorded net income in the amount of $49,709 for the three months ended March 31, 2022, as compared with net income of $624,613 for the same period ended 2021.

Liquidity and Capital Resources

As of March 31, 2022, we had total current assets of $1,359,506, mainly consisting of digital assets, compared with current liabilities of $13,953,108, mainly consisting of deferred revenue, resulting in a working capital deficit of $12,593,602. This represents a decrease from our working capital deficit of approximately $10,960,574 at December 31, 2021.

Operating activities used $270,873 in cash for the three months ended March 31, 2022, as compared with $203,583 used for the same period ended 2021. Our negative operating cash flow for 2022 was largely the result of the realized gain on the sale of Digital Assets offset by income taxes payable. Our negative operating cash flow for 2021 was the result of the realized gain on the sale of Digital Assets and the cancellation of interest on BCOT token refund liability offset by our net income for the period.

Investing activities provided $314,242 in cash for the three months ended March 31, 2022, as compared with $242,880 for the same period ended 2021. Our positive investing cash flow for both periods was the result of proceeds from the sale of Digital Assets.

Financing activities used $7,819 in cash for the three months ended March 31, 2022, as compared with no financing activities for the same period ended 2021. Our negative financing cash flows for 2022 was the result of repayments of notes payable.

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

Through last year until now, the Company’s management has taken several actions in an effort to secure funding and generate revenue streams including:

▪	Added two offerings to the product line making the platform more robust and providing diversified options to the marketplace;
▪	Added NFT functionality to its product to attract new market segmentation;
▪	Relaunched a new website and marketed to various different segments of the industry verticals;
▪	Prepared offering documents for a potential offshore offering under Regulation S, promulgated under the Securities Act of 1933, as amended (the “Securities Act”);
▪	Added a Director to the Company’s Board of Directors with fundraising experience to lead our efforts;
▪	Discussed with broker ways to raise additional capital;
▪	Hired a marketing manager and launched a marketing campaign to acquire customers;
▪	Added an additional development language to Catenis to facilitate the programming of integration;
▪	Hired a VP of Business Development;
▪	Appointed a New Board Member with Financial and Business M&A Experiences;
▪	Hired Landmark Ventures as a Sales Arm for the Company;
▪	Identified a lead generating company to help with the sales efforts;
▪	Presented our products to potential clients from the leads generated from our sales efforts;
▪	Increased efforts for quarterly sign ups to our free account and follow-up strategies to increase exposure; and
▪	Coordinated efforts for upcoming industry tradeshows with Booths and participation in interviews with industry leading news outlets

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

Off Balance Sheet Arrangements

As of March 31, 2022, there were no off-balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate our continuation as a going concern. However, we have limited revenues from inception through March 31, 2022. We currently have negative working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Recently Issued Accounting Pronouncements

The Company's accounting policies are the same as those described in Note 3 to the Company's Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2021.

The Company has reviewed recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the condensed consolidated financial statements as a result of future adoption.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

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

Item 1A: Risk Factors

See risk factors included in our Annual Report on Form 10-K filed with the SEC on March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Extensible Business Reporting Language (XBRL).

 ** Provided herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blockchain of Things, Inc.
Date: May 12, 2022
	By:	/s/ Andre De Castro
Andre De Castro
	Title:	Chief Executive Officer, Principal Executive Officer, and Director

Blockchain of Things, Inc.
Date: May 12, 2022
	By:	/s/ Deborah de Castro
Deborah de Castro
	Title:	Chief Financial Officer, VP of Operations, Secretary, Treasurer Principal Financial Officer, Principal Accounting Officer and Director

