Form 10-Q
period 2022-06-30
Blockchain of Things, Inc.
filed 2022-08-11
CIK 1813793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,789,834 common shares as of August 11, 2022.

1

2

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

Page Number
F-1	Condensed Consolidated Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021;
F-2	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021 (unaudited);
F-3	Condensed Consolidated Statements of Stockholders’ Deficit for the three and six months ended June 30, 2022 and 2021 (unaudited)
F-4	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 (unaudited);
F-5	Notes to Condensed Consolidated Financial Statements (unaudited).

3

BLOCKCHAIN OF THINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021

ASSETS
Current Assets:
Cash	$24,447	$12,353
Prepaid Expenses and Other Current Assets	8,719	19,000
Digital Assets	1,250,153	1,284,953
Total Current Assets	1,283,319	1,316,306

Non-current Assets:
Property and Equipment, net	70,945	—
Deferred Income Taxes	2,606,962	939,328
Total Assets	$3,961,226	$2,255,634

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable and Accrued Expenses	$81,131	$38,268
Income Taxes Payable	1,599,938	—
Deferred Revenue	12,218,612	12,218,612
Sponsorship Loans Payable	20,000	20,000
Current Portion of Note Payable	9,651	—
Total Current Liabilities	13,929,332	12,276,880

Long-term Liabilities:
Note Payable, net of Current Portion	56,581	—
Total Liabilities	13,985,913	12,276,880

Stockholders' Equity (Deficit):
Preferred stock; par value $0.0001; 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock; par value $0.0001; 50,000,000 shares authorized; 4,789,834 shares issued and outstanding as of June 30, 2022 and December 31, 2021	479	479
Additional Paid-in Capital	437	437
Accumulated Deficit	(10,025,603)	(10,022,162)
Total Stockholders' Deficit	(10,024,687)	(10,021,246)
Total Liabilities and Stockholders' Deficit	$3,961,226	$2,255,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLOCKCHAIN OF THINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue, net	$—	$—	$—	$—

Operating Expenses:
Selling, General and Administrative	326,271	259,178	646,402	436,424
Impairment of Digital Assets	403	—	403	—
Total Operating Expenses	326,674	259,178	646,805	436,424

Loss From Operations	(326,674)	(259,178)	(646,805)	(436,424)

Other Income (Expense):
Other Income	—	—	—	537,300
Gain on Sale of Digital Assets	276,619	409,239	577,504	631,014
Gain on Extinguishment of Debt	—	—	—	42,900
Interest Expense	(1,362)	—	(1,911)	(116)
Other Income, net	275,257	409,239	575,593	1,211,098

Income (Loss) Before Income Taxes	(51,417)	150,061	(71,212)	774,674

Income Tax Benefit (Expense)	(1,733)	—	67,771	—

Net Income (Loss)	$(53,150)	$150,061	$(3,441)	$774,674

NET INCOME PER SHARE
Net Income (Loss) per share, basic	$(0.01)	$0.03	$(0.00)	$0.17
Net Income (Loss) per share, diluted	$(0.01)	$0.03	$(0.00)	$0.17

Weighted average number of shares of common stock - basic	4,789,834	4,619,334	4,789,834	4,611,980
Weighted average number of shares of common stock - diluted	4,789,834	4,619,334	4,789,834	4,611,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLOCKCHAIN OF THINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2021	4,789,834	$479	$437	$(10,022,162)	$(10,021,246)
Net Income	—	—	—	49,709	49,709
Balance as of March 31, 2022	4,789,834	479	437	(9,972,453)	(9,971,537)
Net Loss	—	—	—	(53,150)	(53,150)
Balance as of June 30, 2022	4,789,834	$479	$437	$(10,025,603)	$(10,024,687)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2020	4,542,126	$454	$437	$(11,729,074)	$(11,728,183)
Exercise of Stock Options	14,708	2	—	—	2
Net Income	—	—	—	624,613	624,613
Balance as of March 31, 2021	4,556,834	456	437	(11,104,461)	(11,103,568)
Exercise of Stock Options	125,000	12	—	—	12
Net Income	—	—	—	150,061	150,061
Balance as of June 30, 2021	4,681,834	$468	$437	$(10,954,400)	$(10,953,495)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLOCKCHAIN OF THINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(3,441)	$774,674
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	5,679	853
Cancelation of Interest on BCOT Token Refund Liability	—	(537,300)
Stock based Compensation	—	14
Gain on Extinguishment of Debt	—	(42,900)
Impairment of Digital Assets	403	—
Realized Gain on Sale of Digital Assets	(577,504)	(631,014)
Deferred Income Tax Benefit	(1,667,634)	—
Changes in Assets and Liabilities:
Prepaids and Other Current Assets	10,281	2,067
Accounts Payable and Accrued Expenses	42,863	(30,067)
Income Taxes Payable	1,599,938	—
BCOT Token Refund Liability	—	(215,705)
Net cash used in operating activities	(589,415)	(679,378)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of Digital Assets	611,901	676,924

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Note Payable	(10,392)	—

Net Change in Cash	12,094	(2,454)

Cash, Beginning of Period	12,353	20,257

Cash, End of Period	$24,447	$17,803

Supplemental disclosure of cash flows information:

Cash paid during the period for interest	$1,911	$10,806

Noncash activity:
Reclassification of BCOT Token Refund Liability to Deferred Revenue	$—	$12,218,612
Acquisition of Property and Equipment via Note Payable	$76,623	$—

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

BCoT is a technology company established to develop and implement blockchain technology, specifically by providing a platform, or web services layer, designed to improve upon existing blockchain technology, including its security and ease of use. From December 2017 through July 2018, BCoT offered and sold $12,473,200 of digital tokens (“BCOT Security Tokens” or “Tokens”; the “Offering”) for use of the Company’s blockchain platform and technology, called “Catenis Enterprise” and “Catenis Flow” (collectively, “Catenis”). BCoT intended to use the proceeds to continue to implement its business plan, which includes further developing and maintaining Catenis. Catenis is an integration layer to the global bitcoin blockchain. It allows companies to rapidly build blockchain based applications or simply integrate with existing systems. To date, the proceeds have been used to fund the operations of the Company, which includes the payment of salaries to software developers and to pay for expenses associated with the settlement agreement with the SEC, further discussed in Note 9.

Note 2 - Financial Condition and Management’s Plans

Going Concern

To date, the Company has experienced recurring losses and negative cash flows from operations. As of June 30, 2022, the Company had cash of $24,447, a working capital deficit of $12,646,013 total stockholders' deficit of $10,024,687 and an accumulated deficit of $10,025,603. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company believes that its ability to continue operations depends on its ability to generate revenues and obtain funding that will be sufficient to sustain its operations until it markets its core product offerings and achieve profitability and positive cash flows from operating activities. The Company continues to fund its operations through the sale of its Digital Assets. As of June 30, 2022, the Company held 263.3 Bitcoin and 2,062.8 Ethereum, with quoted market value of approximately $7.4 million based on market prices of approximately $19,785 and $1,067, respectively, and the market value of these Digital Assets exceeds twelve months of the Company’s capital requirements. However, the market value of Digital Assets is subject to extreme market volatility.

The Company’s management has taken several actions in an effort to secure funding and generate revenue streams including:

•	Added two additional offerings to the product line making the platform more robust and giving more options to the marketplace
•	Added NFT functionality to its product to attract new market segmentation
•	Relaunched a new website and marketed to various different segments of the industry verticals
•	Prepared offering documents for a potential offshore offering under Regulation S, promulgated under the Securities Act of 1933, as amended (the “Securities Act”)
•	Added a Director to the Company’s Board of Directors with fundraising experience to lead our efforts
•	Discussed with broker ways to raise additional capital
•	Hired a marketing manager and launched a marketing campaign to acquire customers
•	Added an additional development language to Catenis to facilitate the programming of integration
•	Hired a VP of Business Development
•	Appointed a New Board Member with Financial and Business M&A Experiences
•	Hired Landmark Ventures as a Sales Arm for the Company
•	Identified a lead generating company to help with the sales efforts
•	Presented products to potential clients from the leads generated from our sales efforts
•	Increased efforts for quarterly sign ups to the free account and follow-up strategies to increase exposure
•	Coordinated efforts for upcoming industry tradeshows with Booths and participation in interviews with industry leading news outlets

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

COVID-19

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

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements of BCoT and its subsidiary, reflect all adjustments, including normal recurring accruals, necessary for a fair presentation. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission (“SEC”). The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited Condensed Consolidated Financial Statements are read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended December 31, 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year. The Consolidated Financial Statements as of December 31, 2021 are derived from audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2021.

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

Subsequent to the distribution noted above, and pursuant to the Settlement Agreement (as defined and described further in Note 9), the Company was obligated to refund amounts raised from the sale of BCOT Security Tokens for valid claims submitted and may incur other fines and penalties. The Rescission Offer (as defined and described further in Note 9) deadline was February 21, 2021. Accordingly, as of June 30, 2022, all valid claims have been submitted and the Company issued refunds to claimants of $226,258, which includes $10,553 of accrued interest. In February 2021, accrued interest of $537,300 previously accrued was released upon the conclusion of the Rescission Offer and is recorded in Other Income on the Condensed Consolidated Statements of Operations.

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

The Company has developed and continues to enhance Catenis, a platform, or web services layer, designed to improve upon existing blockchain technology, including its security and ease of use. The technology primarily assists with four blockchain-based services: 1) message transmission, 2) message logging, 3) digital asset generation, and 4) digital asset transfer. Due to the significant hurdles during development and launch of Catenis, market adoption and recovery of the development costs is uncertain. Accordingly, the Company expensed $78,452 and $156,889 of software development costs during the three and six months ended June 30, 2022, respectively. The Company expensed $75,213 and $141,407 of software development costs during the three and six months ended June 30, 2021, respectively.

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

The Company’s financial instruments include cash, accounts payable, sponsorship agreements, and a note payable. The fair values of cash, accounts payable, and sponsorship agreements approximate their stated amounts because of the short maturity of these financial instruments from the balance sheet date. The fair value of the note payable approximates its stated amount based on the interest rates currently available to the Company. Our sponsorship agreements are carried at fair value and based on Level 2 inputs.

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

As of June 30, 2022 and December 31, 2021, the Company’s adjusted cost basis was $1,250,153 and $1,284,953, respectively. During the three and six months ended June 30, 2022, the Company recognized impairment losses of $403. During the three and six months ended June 30, 2021, the Company recognized no impairment losses. Please refer to Note 4 for additional information about Digital Assets.

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

For the three and six months ended June 30, 2022, the Company reported a net loss. As a result, basic and diluted loss per common share are the same. Therefore, in calculating net loss per share amounts, shares underlying the potentially dilutive common stock equivalents were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive. The potentially dilutive common stock equivalents as of June 30, 2022 were 140,000 and were not included in diluted EPS as their effect would be anti-dilutive.

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

Note 4 - Digital Assets

Changes in Digital Assets were as follows:

	Ether	Bitcoin	Bitcoin Cash	Total
Balance at December 31, 2021	$298,060	$985,634	$1,259	$1,284,953
Sale of Digital Assets	(13,357)	—	—	(13,357)
Balance at March 31, 2022	284,703	985,634	1,259	1,271,596
Sale of Digital Assets	(21,040)	—	—	(21,040)
Impairment	—	—	(403)	(403)
Balance at June 30, 2022	$263,662	$985,634	$856	$1,250,153

Balance at December 31, 2020	$375,173	$985,634	$1,259	$1,362,066
Sale of Digital Assets	(21,105)	—	—	(21,105)
Balance at March 31, 2021	354,068	985,634	1,259	1,340,961
Sale of Digital Assets	(24,805)	—	—	(24,805)
Balance at June 30, 2021	$329,263	$985,634	$1,259	$1,316,156

The Company recognized $276,619 and $577,504 as a net gain on sale of digital assets during the three and six months ended June 30, 2022, respectively. The Company recognized $409,239 and $631,014 as a net gain on the sale of digital assets during the three and six months ended June 30, 2021, respectively.

On June 25, 2018 the Company created 553,262,386 BCOT Security Tokens which are not recognized on the balance sheet and have zero carrying value. As of June 30, 2022 and December 31, 2021, the Company distributed 68,776,541 BCOT Security Tokens to third party wallets or smart contracts and was holding 484,485,845 BCOT Security Tokens. A total of 397,088 BCOT Security Tokens were returned to the Company during the rescission period, of which a total of 387,111 BCOT Security Tokens were returned to the Company during the six months ended June 30, 2021.

Note 5 – Accounts Payable and Accrued Expenses

Accounts Payable and Accrued Expenses consisted of the following as of:

	June 30,	December 31,
	2022	2021
Legal and professional services	$16,904	$3,685
Software development	11,510	11,515
Salaries and benefits	24,896	-
Credit card payable	7,538	7,667
Other accrued liabilities	20,283	15,401
Total Accounts Payable and Accrued Expenses	$81,131	$38,268

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

The liability associated with the one outstanding Sponsorship Agreement as of June 30, 2022 and December 31, 2021 was determined to be $20,000 and was determined based on the ongoing legal matter (see Note 9 for further details).

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

Note Payable

In February 2022, the Company entered into a vehicle note payable for $76,623, secured by the vehicle. The loan is repayable over 6 years maturing March 31, 2028, and repayable at $1,104 per month including principal and interest of 4.39% per annum. In February 2022, the Company made an additional $7,000 up-front payment against the loan, applied to the principal balance. The outstanding principal as of June 30, 2022 is $66,232. Additionally, the aggregate amount of outstanding principal due for each of the five years subsequent to June 30, 2022 and thereafter is as follows.

Twelve Months Ended June 30,	Amount
2023	$9,651
2024	10,980
2025	11,472
2026	11,986
2027	12,523
Thereafter	9,619
Total	$66,232

Note 7 – Income Taxes

The Company’s effective tax rate ("ETR") is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s ETR was (95)% and 0% for the six months ended June 30, 2022 and June 30, 2021. The difference between the effective tax rate of (95)% and the U.S. federal statutory rate of 21% for the six months ended June 30, 2022 was primarily due to recognition of deferred revenue, utilization of net operating loss and capital loss carryforward and release of the valuation allowance. The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for the six months ended June 30, 2021 was primarily due to recognizing a full valuation allowance on deferred tax assets.

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

Note 10 – Related Party Transactions

In the ordinary course of business, the Company has contracted entities that are owned or operated by the Company’s officers for software development. During the three and six months ended June 30, 2022, the Company incurred $34,523 and $69,032, respectively, of costs to a company owned by a relative of an office of the Company, Hiades Technologia LTDA (“Hiades”), for software development services performed. During the three and six months ended June 30, 2021, the Company incurred $34,538 and $69,057, respectively, of costs to Hiades for software development services performed. As of June 30, 2022, and December 31, 2021, respectively, $11,510 and $11,515 was due to Hiades and is included in Accounts Payable and Accrued Expenses in the Condensed Consolidated Balance Sheets.

Note 11 – Subsequent Events

The Company has analyzed its operations subsequent to June 30, 2022 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

We have hired a Marketing Manager. We will also need to bring on sales help: one employee for each role will be sufficient while continuing with our present staff. We will also need sufficient money for SEC compliance, which includes legal and accounting fees. We estimate these expenses will add an additional cost of $242,000 in the next 12 months.

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

Staff Recruiting (Duration 6th -12th Month, Approximate Cost $550,000-$ 947,000)

Our primary services are software sales and consulting of individuals, so our Company requires additional personnel only as it grows. At the initial stage, we expect that most of the jobs are due to be executed by our CEO, CFO and external consulting partners. To increase sales, we will need a VP of Sales and a sales professional. If we hit our projection of raising $1,700,000, we might afford to hire, the VP of Sales and sales professional to run and maintain the sales operation. For operation of higher standard, we need to raise $2,000,000. We will use the additional funds to hire an additional engineer to build product enhancements and support maintenance of the product. To stay relevant and competitive we will need additional engineering staff. If we succeed in raising $1,700,000, we plan to hire 2 engineers to help on a regular basis as technicians to maintain the website, the server, and enhance the product.

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

Results of Operations for the Three Months Ended June 30, 2022 and 2021

Revenues

We are a start-up company and have not generated any significant revenues for the three and six months ended June 30, 2022 and 2021. We can provide no assurance that we will generate sufficient revenues from our Catenis platform to sustain a viable business operation. In order to generate revenues, we must first continue to sell our platform and market our services.

Operating Expenses

We incurred operating expenses in the amount of $326,271 and $646,402 for the three and six months ended June 30, 2022, respectively, as compared with $259,178 and $436,424 for the three and six months ended June 30, 2021, respectively. Our operating expenses for all periods consisted mostly of selling, general and administrative expenses. The detail by major category within selling, general and administrative expenses for the six months ended June 30, 2022 and 2021 is reflected in the table below.

		Six Months Ended June 30,
		2022	2021
Salaries, Wages & Benefits		$299,853	$227,644
Stock-based Compensation		$—	$15
Professional Fees		$34,752	$33,003
Board Fees		$—	$—
Investor Relations		$—	$—
Consultants		$88,130	$50,122
Advertising and promotion		$56,864	$17,663
Depreciation and amortization		$5,679	$852
Development and maintenance		$69,032	$57,553
Office, Facility, and other		$63,588	$31,605
Travel and entertainment		$28,504	$17,967
	Totals	$646,402	$436,424

The increase of $209,978 in our selling, general and administrative expenses for the six months ended June 30, 2022 versus the same period ended 2021 is largely the result of increased spending across most of the above categories, but those most prominent are related to compensating management, consultants and professionals. These expenditures related to salaries, wages, and benefits and other human resource related costs is due to the expansion of our team to support additional growth and the added cost of legal and accounting compliance.

We have increased our advertising and promotion spending in 2022 for industry events such as Bitcoin 2022 in early April 2022, CryptoCircle Happy Hour, Blockchain Supply Chain Association of Canada, Consensus 2022 held in Texas in June, ITEXPO The Blockchain Event 2022, and others. We have increased our social media presence with podcast interviews by our CEO speaking about our technologies and opportunities in the blockchain industry, educational videos, articles in tech publications and email newsletters. We believe these past experiences were vital to the company, as we learned more about what customers want out of our technology. We are hopeful that these efforts will expand our presence in the industry and present opportunities for collaboration and clients for our Catenis platform. However, given the current economic downturn, it may be more difficult to get clients on board with new innovative technologies that we offer.

We also spent more on office expenses as we moved and opened our new headquarters to Florida.

We expect our selling, general and administrative expenses to increase in future quarters as we continue with our reporting obligations with the SEC and the increased expenses associated with increased operational activity, which is expected for the balance of the year.

Other Income

We had other income of $275,257 and $575,593 for the three and six months ended June 30, 2022, respectively, as compared with other income of $409,239 and $1,211,098 for the three and six months ended June 30, 2021, respectively. Our other income for the six months ended June 30, 2022 is the result of a $577,504 gain on the sale of Digital Assets, offset by interest expense of $1,911.

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

Net Income/Loss

We recorded a net loss in the amount of $53,150 and $3,441 for the three and six months ended June 30, 2022, respectively, as compared with net income of $150,016 and $774,674 for the three and six months ended June 30, 2021, respectively.

Liquidity and Capital Resources

As of June 30, 2022, we had total current assets of $1,283,319, mainly consisting of digital assets, compared with current liabilities of $13,929,332, mainly consisting of deferred revenue, resulting in a working capital deficit of $12,646,013. This represents an increase from our working capital deficit of approximately $12,593,602 as of March 31, 2022 and $10,960,574 at December 31, 2021.

Operating activities used $589,415 in cash for the six months ended June 30, 2022, as compared with $679,378 used for the same period ended 2021. Our negative operating cash flow for 2022 was largely the result of the realized gain on the sale of Digital Assets offset by income taxes payable. Our negative operating cash flow for 2021 was the result of the deferred income tax benefit, the realized gain on the sale of Digital Assets offset by income taxes payable.

Investing activities provided $611,901 in cash for the six months ended June 30, 2022, as compared with $676,924 for the same period ended 2021. Our positive investing cash flow for both periods was the result of proceeds from the sale of Digital Assets.

Financing activities used $10,392 in cash for the six months ended June 30, 2022, as compared with no financing activities for the same period ended 2021. Our negative financing cash flows for 2022 was the result of repayments of notes payable.

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

Through last year until now, the Company’s management has taken several actions in an effort to secure funding and generate revenue streams including:

•	Added two offerings to the product line making the platform more robust and providing diversified options to the marketplace;

•	Added NFT functionality to its product to attract new market segmentation;

•	Relaunched a new website and marketed to various different segments of the industry verticals;

•	Prepared offering documents for a potential offshore offering under Regulation S, promulgated under the Securities Act of 1933, as amended (the “Securities Act”);

•	Added a Director to the Company’s Board of Directors with fundraising experience to lead our efforts;

•	Discussed with broker ways to raise additional capital;

•	Hired a marketing manager and launched a marketing campaign to acquire customers;

•	Added an additional development language to Catenis to facilitate the programming of integration;

•	Hired a VP of Business Development;

•	Appointed a New Board Member with Financial and Business M&A Experiences;

•	Hired Landmark Ventures as a Sales Arm for the Company;

•	Identified a lead generating company to help with the sales efforts;

•	Presented our products to potential clients from the leads generated from our sales efforts;

•	Increased efforts for quarterly sign ups to our free account and follow-up strategies to increase exposure; and

•	Coordinated efforts for upcoming industry tradeshows with Booths and participation in interviews with industry leading news outlets

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

Off Balance Sheet Arrangements

As of June 30, 2022, there were no off-balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate our continuation as a going concern. However, we have limited revenues from inception through June 30, 2022. We currently have negative working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Extensible Business Reporting Language (XBRL).

 ** Provided herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blockchain of Things, Inc.
Date: August 11, 2022
	By:	/s/ Andre De Castro
Andre De Castro
	Title:	Chief Executive Officer, Principal Executive Officer, and Director

Blockchain of Things, Inc.
Date: August 11, 2022
	By:	/s/ Deborah de Castro
Deborah de Castro
	Title:	Chief Financial Officer, VP of Operations, Secretary, Treasurer Principal Financial Officer, Principal Accounting Officer and Director

