Form 10-Q
period 2022-09-30
Blockchain of Things, Inc.
filed 2022-11-14
CIK 1813793

x

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,789,834 common shares as of November 1, 2022.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

Page Number
F-1	Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021;
F-2	Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021 (unaudited);
F-3	Condensed Consolidated Statements of Stockholders’ Deficit for the three and nine months ended September 30, 2022 and 2021 (unaudited)
F-4	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (unaudited);
F-5	Notes to Condensed Consolidated Financial Statements (unaudited).

3

BLOCKCHAIN OF THINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021

ASSETS
Current Assets:
Cash	$600	$12,353
Prepaid Expenses and Other Current Assets	11,645	19,000
Digital Assets	1,228,680	1,284,953
Total Current Assets	1,240,925	1,316,306

Non-current Assets:
Property and Equipment, net	67,114	—
Deferred Income Taxes	2,608,165	939,328
Total Assets	$3,916,204	$2,255,634

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable and Accrued Expenses	$67,595	$38,268
Income Taxes Payable	1,476,011	—
Deferred Revenue	12,218,612	12,218,612
Sponsorship Loans Payable	20,000	20,000
Current Portion of Note Payable	9,758	—
Total Current Liabilities	13,791,976	12,276,880

Long-term Liabilities:
Note Payable, net of Current Portion	53,832	—
Total Liabilities	13,845,808	12,276,880

Stockholders' Equity (Deficit):
Preferred stock; par value $0.0001; 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock; par value $0.0001; 50,000,000 shares authorized; 4,789,834 shares issued and outstanding as of September 30, 2022 and December 31, 2021	479	479
Additional Paid-in Capital	437	437
Accumulated Deficit	(9,930,520)	(10,022,162)
Total Stockholders' Deficit	(9,929,604)	(10,021,246)
Total Liabilities and Stockholders' Deficit	$3,916,204	$2,255,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLOCKCHAIN OF THINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue, net	$—	$—	$—	$—

Operating Expenses:
Selling, General and Administrative	264,972	258,528	911,374	694,952
Impairment of Digital Assets	—	—	403	—
Total Operating Expenses	264,972	258,528	911,777	694,952

Loss From Operations	(264,972)	(258,528)	(911,777)	(694,952)

Other Income (Expense):
Other Income	—	—	—	537,300
Gain on Sale of Digital Assets	235,593	252,213	813,097	883,227
Gain on Extinguishment of Debt	—	—	—	42,900
Interest Expense	(668)	(305)	(2,579)	(421)
Other Income, net	234,925	251,908	810,518	1,463,006

Income (Loss) Before Income Taxes	(30,047)	(6,620)	(101,259)	768,054

Income Tax Benefit	125,130	—	192,901	—

Net Income (Loss)	$95,083	$(6,620)	$91,642	$768,054

NET INCOME PER SHARE
Net Income (Loss) per share, basic	$0.02	$(0.00)	$0.02	$0.17
Net Income (Loss) per share, diluted	$0.02	$(0.00)	$0.02	$0.16

Weighted average number of shares of common stock - basic	4,789,834	4,682,530	4,789,834	4,599,441
Weighted average number of shares of common stock - diluted	4,929,834	4,682,530	4,929,834	4,729,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLOCKCHAIN OF THINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2021	4,789,834	$479	$437	$(10,022,162)	$(10,021,246)
Net Loss	—	—	—	(3,441)	(3,441)
Balance as of June 30, 2022	4,789,834	479	437	(10,025,603)	(10,024,687)
Net Income	—	—	—	95,083	95,083
Balance as of September 30, 2022	4,789,834	$479	$437	$(9,930,520)	$(9,929,604)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2020	4,542,126	$454	$437	$(11,729,074)	$(11,728,183)
Exercise of Stock Options	139,708	14	—	—	14
Net Income	—	—	—	774,674	774,674
Balance as of June 30, 2021	4,681,834	468	437	(10,954,400)	(10,953,495)
Exercise of Stock Options	64,000	7	—	—	7
Net Loss	—	—	—	(6,620)	(6,620)
Balance as of September 30, 2021	4,745,834	$475	$437	$(10,961,020)	$(10,960,108)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLOCKCHAIN OF THINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$91,642	$768,054
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	9,510	995
Cancelation of Interest on BCOT Token Refund Liability	—	(537,300)
Stock based Compensation	—	21
Gain on Extinguishment of Debt	—	(42,900)
Impairment of Digital Assets	403	—
Realized Gain on Sale of Digital Assets	(813,097)	(883,227)
Deferred Income Tax Benefit	(1,668,837)	—
Changes in Assets and Liabilities:
Prepaids and Other Current Assets	7,355	(1,900)
Accounts Payable and Accrued Expenses	29,327	(37,342)
Income Taxes Payable	1,476,011	—
BCOT Token Refund Liability	—	(215,705)
Net cash used in operating activities	(867,686)	(949,304)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of Digital Assets	868,967	942,303

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Note Payable	(13,034)	—

Net Change in Cash	(11,753)	(7,001)

Cash, Beginning of Period	12,353	20,257

Cash, End of Period	$600	$13,256

Supplemental disclosure of cash flows information:

Cash paid during the period for interest	$2,579	$10,806

Noncash activity:
Reclassification of BCOT Token Refund Liability to Deferred Revenue	$—	$12,218,612
Acquisition of Property and Equipment via Note Payable	$76,623	$—

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

Note 2 - Financial Condition and Management’s Plans

Going Concern

To date, the Company has experienced recurring losses and negative cash flows from operations. As of September 30, 2022, the Company had cash of $600, a working capital deficit of $12,551,051, total stockholders' deficit of $9,929,604, and an accumulated deficit of $9,930,520. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company believes that its ability to continue operations depends on its ability to generate revenues and obtain funding that will be sufficient to sustain its operations until it markets its core product offerings and achieves profitability and positive cash flows from operating activities. The Company continues to fund its operations through the sale of its digital assets. As of September 30, 2022, the Company held 263.3 Bitcoin and 1,894.8 Ethereum (collectively “Digital Assets"), with quoted market value of approximately $7.6 million based on market prices of approximately $19,432 and $1,328, respectively, and the market value of these Digital Assets exceeds twelve months of the Company’s capital requirements. However, the market value of these Digital Assets is subject to extreme market volatility.

The Company’s management has taken several actions in an effort to secure funding and generate revenue streams including:

•	Added two additional offerings to the product line making the platform more robust and giving more options to the marketplace
•	Added NFT functionality to its product to attract new market segmentation
•	Relaunched a new website and marketed to various different segments of the industry verticals
•	Prepared offering documents for a potential offshore offering under Regulation S, promulgated under the Securities Act of 1933, as amended (the “Securities Act”)
•	Added a Director to the Company’s Board of Directors with fundraising experience to lead our efforts
•	Discussed with broker ways to raise additional capital
•	Hired a marketing manager and launched a marketing campaign to acquire customers
•	Added an additional development language to Catenis to facilitate the programming of integration
•	Hired a VP of Business Development
•	Appointed a New Board Member with Financial and Business M&A Experiences
•	Hired Landmark Ventures as a Sales Arm for the Company
•	Identified a lead generating company to help with the sales efforts
•	Presented products to potential clients from the leads generated from our sales efforts
•	Increased efforts for quarterly sign ups to the free account and follow-up strategies to increase exposure
•	Coordinated efforts for upcoming industry tradeshows with Booths and participation in interviews with industry leading news outlets
•	Updated Product Registration for easier client registration process
•	Coordinating Digital Campaign for launch throughout major eMarketing digital channels

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

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements of BCoT and its subsidiary, reflect all adjustments, including normal recurring accruals, necessary for a fair presentation. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission (“SEC”). The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited Condensed Consolidated Financial Statements are read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended December 31, 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year. The Consolidated Financial Statements as of December 31, 2021 are derived from audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2021.

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

Subsequent to the distribution noted above, and pursuant to the Settlement Agreement (as defined and described further in Note 9), the Company was obligated to refund amounts raised from the sale of BCOT Security Tokens for valid claims submitted and may incur other fines and penalties. The Rescission Offer (as defined and described further in Note 9) deadline was February 21, 2021. Accordingly, as of September 30, 2022, all valid claims have been submitted and the Company issued refunds to claimants of $226,258, which includes $10,553 of accrued interest. In February 2021, accrued interest of $537,300 previously accrued was released upon the conclusion of the Rescission Offer and is recorded in Other Income on the Condensed Consolidated Statements of Operations.

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

The Company has developed and continues to enhance Catenis, a platform, or web services layer, designed to improve upon existing blockchain technology, including its security and ease of use. The technology primarily assists with four blockchain-based services: 1) message transmission, 2) message logging, 3) digital asset generation, and 4) digital asset transfer. Due to the significant hurdles during development and launch of Catenis, market adoption and recovery of the development costs is uncertain. Accordingly, the Company expensed $78,450 and $235,339 of software development costs during the three and nine months ended September 30, 2022, respectively. The Company expensed $75,215 and $216,622 of software development costs during the three and nine months ended September 30, 2021, respectively.

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

To date, stock-based compensation has been immaterial to the condensed consolidated financial statements.

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

When the Company evaluates Ethers, Bitcoins, and Bitcoin Cash for impairment under ASC 350, each acquisition of Ether, Bitcoin, and Bitcoin Cash is considered a separate unit of account. The Company tracks the cost of each unit of Ether, Bitcoin, and Bitcoin Cash when received or purchased, when performing impairment testing and upon disposition either through sale or exchanged for goods or services. The realized gain or loss on sale of the Digital Assets is included in a separate financial statement line item in the Condensed Consolidated Statements of Operations, while impairment of the Digital Assets is included in operating expenses because of the nature of the assets.

The Company obtains the equivalency rate of the digital currencies to USD based on a global exchange rate from public exchange Gemini.

As of September 30, 2022 and December 31, 2021, the Company’s adjusted cost basis was $1,228,680 and $1,284,953, respectively. During the three and nine months ended September 30, 2022, the Company recognized impairment losses of $0 and $403, respectively. During the three and nine months ended September 30, 2021, the Company recognized no impairment losses. Please refer to Note 4 for additional information about the Digital Assets.

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

For the three months ended September 30, 2021, the Company reported a net loss. As a result, basic and diluted loss per common share are the same. Therefore, in calculating net loss per share amounts, shares underlying the potentially dilutive common stock equivalents were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive. The potentially dilutive common stock equivalents as of September 30, 2021 totaled 140,000 and were not included in diluted EPS as their effect would be anti-dilutive.

For the three and nine months ended September 30, 2022, and for the nine months ended September 30, 2021, the Company reported net income. Therefore, for purposes of calculating diluted net earnings per share, the weighted average number of common stocks includes all potentially dilutive common shares. As of September 30, 2022 and 2021, there were 140,000 potentially dilutive common stock equivalents, which were included in the diluted EPS calculation.

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

Note 4 - Digital Assets

Changes in Digital Assets were as follows:

	Ether	Bitcoin	Bitcoin Cash	Total
Balance at December 31, 2021	$298,060	$985,634	$1,259	$1,284,953
Sale of Digital Assets	(34,397)	—	—	(34,397)
Impairment	—	—	(403)	(403)
Balance at June 30, 2022	263,663	985,634	856	1,250,153
Sale of Digital Assets	(21,473)	—	—	(21,473)
Balance at September 30, 2022	$242,190	$985,634	$856	$1,228,680

Balance at December 31, 2020	$375,173	$985,634	$1,259	$1,362,066
Sale of Digital Assets	(45,910)	—	—	(45,910)
Balance at June 30, 2021	329,263	985,634	1,259	1,316,156
Sale of Digital Assets	(13,166)	—	—	(13,166)
Balance at September 30, 2021	$316,097	$985,634	$1,259	$1,302,990

The Company recognized $235,593 and $813,097 as a net gain on sale of digital assets during the three and nine months ended September 30, 2022, respectively. The Company recognized $252,213 and $883,227 as a net gain on the sale of digital assets during the three and nine months ended September 30, 2021, respectively.

On June 25, 2018 the Company created 553,262,386 BCOT Security Tokens which are not recognized on the balance sheet and have zero carrying value. As of September 30, 2022 and December 31, 2021, the Company distributed 68,776,541 BCOT Security Tokens to third party wallets or smart contracts and was holding 484,485,845 BCOT Security Tokens. A total of 397,088 BCOT Security Tokens were returned to the Company during the rescission period, of which a total of 387,111 BCOT Security Tokens were returned to the Company during the nine months ended September 30, 2021. A total of 2,933 BCOT Security Tokens were distributed to a customer during the nine months ended September 30, 2021, which were purchased during the sale period of December 2017 through early July 2018, discussed above, but not delivered until 2021.

Note 5 – Accounts Payable and Accrued Expenses

Accounts Payable and Accrued Expenses consisted of the following as of:

	September 30,	December 31,
	2022	2021
Legal and professional services	$12,684	$3,685
Software development	11,501	11,515
Salaries and benefits	24,152	—
Credit card payable	8,639	7,667
Other accrued liabilities	10,619	15,401
Total Accounts Payable and Accrued Expenses	$67,595	$38,268

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

The liability associated with the one outstanding Sponsorship Agreement as of September 30, 2022 and December 31, 2021 was determined to be $20,000 and was determined based on the ongoing legal matter (see Note 9 for further details).

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

Note Payable

In February 2022, the Company entered into a vehicle note payable for $76,623, secured by the vehicle. The loan is repayable over 6 years maturing March 31, 2028, and repayable at $1,104 per month including principal and interest of 4.39% per annum. In February 2022, the Company made an additional $7,000 up-front payment against the loan, applied to the principal balance. The outstanding principal as of September 30, 2022 is $63,590. Additionally, the aggregate amount of outstanding principal due for each of the five years subsequent to September 30, 2022 and thereafter is as follows.

Twelve Months Ended June 30,	Amount
2023	$9,758
2024	11,101
2025	11,599
2026	12,118
2027	12,661
Thereafter	6,353
Total	$63,590

Note 7 – Income Taxes

The Company’s effective tax rate ("ETR") is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s ETR was 190.4% and 0% for the nine months ended September 30, 2022 and 2021, respectively. The difference between the effective tax rate of 190.4% and the U.S. federal statutory rate of 21% for the nine months ended September 30, 2022 was primarily due to recognition of deferred revenue, utilization of net operating loss and capital loss carryforward and release of the valuation allowance. The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for the nine months ended September 30, 2021 was primarily due to recognizing a full valuation allowance on deferred tax assets.

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

Note 10 – Related Party Transactions

In the ordinary course of business, the Company has contracted entities that are owned or operated by the Company’s officers for software development. During the three and nine months ended September 30, 2022, the Company incurred $34,521 and $103,553, respectively, of costs to a company owned by a relative of an officer of the Company, Hiades Technologia LTDA (“Hiades”), for software development services performed. During the three and nine months ended September 30, 2021, the Company incurred $34,541 and $103,597, respectively, of costs to Hiades for software development services performed. As of September 30, 2022, and December 31, 2021, respectively, $11,501 and $11,515 was due to Hiades and is included in Accounts Payable and Accrued Expenses in the Condensed Consolidated Balance Sheets.

Trademark License

Effective November 1, 2021, the Company entered into a license agreement with an officer and shareholder of the Company (the “Trademark License Agreement”). The Trademark License Agreement grants the Company the right to use the “Blockchain of Things” trademark in connection with its software products. As consideration for the grant of rights under the Trademark License Agreement, the Company paid the licensor an upfront license fee of $25,000 and agreed to pay an annual fee of $30,000 payable during the month of January every calendar year in either Ether, Bitcoin, or US dollars. The Company will also incur all the legal and administrative expenses associated with the underlying trademark. If the company is sold or enters into a merger or partnership, the licensor has the option to renegotiate the license fee and or cancel the Trademark License Agreement. The Trademark License Agreement is enforceable in perpetuity, until terminated due to the Company’s bankruptcy, dissolution, or other termination of the Company’s existence, or until terminated due to either party’s breach of the agreement.

During the three and nine months ended September 30, 2022, the Company recorded expenses of $22,418 related to the Trademark License Agreement. $7,582 is included in Prepaid Expenses and Other Current Assets in the accompanying unaudited condensed balance sheet as of September 30, 2022.

Note 11 – Subsequent Events

The Company has analyzed its operations subsequent to September 30, 2022 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Business Overview

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

Plan of Operation

Our plan of operations is as follows:

Product Offerings

Our website contains the 2 Product offerings: Developer and Enterprise. The Developer account is self-service registration that allows users to have access to the Catenis Platform in the TestNet environment with a limited quantity of credits at no charge. The Enterprise account is the full Catenis platform using the production environment requiring an annual license fee. The Startup offering is the same as the Enterprise offering with a special annual license pricing for startups, independent developers, and educational institutions with revenue under $3 million. Through these offerings, we will target different segments of the market with a plan to have a mix of customer that will give the company agility to mold as the industry matures.

We are now focusing our efforts on launching a digital marketing campaign for the rest of 2022. Our operations will be limited due to the limited amount of funds on hand. Now that we have completed the Claims Process, our specific goal is to market and profitably sell our product and raise funds to continue our operations.

Office, Servers and Furnishings

Our new location at 3401 North Miami Avenue, Suite 230 in Miami Florida offers a professional environment as our new company headquarters that houses our management and staff, and has added space for customers and partners.

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

Based on our Freemium model, we acquired 51 Freemium Development account users. If we are able to accelerate the sale of our product offerings, and if we are able to attract customers worldwide, we will have to rent or lease additional server to run website and platform and in-application data. If the company is able to grow, we might need additional data storage for the server and increased server footprint.

Employees and Consultants

Increasing our engineering team will also be a key component to staying competitive and addressing software functionality and bugs that will appear. If we are able to raise money, we will modestly increase our engineering team to two additional people for a total head count of 6 employees, which we believe are necessary to maintain the website, the server, and to add new features to our product offerings.

We have hired a Marketing Manager. We will also need to bring on sales help: one employee for each role will be sufficient while continuing with our present staff. Our primary services are software sales and consulting of individuals and enterprises, so we require additional personnel only as we grow. At the initial stage, we expect that most of the jobs are due to be executed by our CEO, CFO, marketing personnel and external consulting partners. To increase sales, we will need a VP of Sales and a sales professional. If we are able to raise money, we would hire a VP of Sales and sales professional to run and maintain the sales operation.

We will also need sufficient money for SEC compliance, which includes legal and accounting fees.

Our President and CEO, Andre De Castro will be in charge of our web domain and front-end shopping cart system. An outside consulting firm Hiades Tecnologia LTDA, which we have been using for several years will take the lead on product enhancements until additional help is needed. If we are able to attain sales, we plan to hire a web developer and a web designer to help us with the design and development of our website. We do not have any written agreements with any web developers or web designers at current time. Updating and improving our platform product and website will continue throughout the lifetime of our operations. We intend to employ the functions which we find useful, such as an automated system for our regular customers or subscribers, and product enhancements to stay competitive.

Advertising, Marketing Strategy and Administration

We no longer use Landmark Venture as a sales arm of our company. Given the slow summer, the economic turndown and the lower trading prices of crypto assets, our management team has decided to better allocate the monthly $10K into other sales activities that may prove to be more successful. We will rely on our officer and sales employees for strategy and where to position company resources. Notwithstanding the termination of the Landmark agreement, we still have 12 months of commitment of sales commission if any of the lead accounts they brought us turns into sales.

The opportunity did give us a chance to present our product offering to 34 large and successful Fortune 500 companies. We are hopeful that these opportunities turn into paying clients, but we can provide no assurances that we will be able to attract and maintain costumers for our product offerings.

For 2023, we plan to remain focused on speaking events and industry trade shows, but we plan to pivot to only doing two major industry events annually and instead focus more on digital marketing and online advertising as a means to gain customers. We started to directly plan with Google a Google Ad Campaign the 2nd week of October. Together with Facebook, Twitter, and Blog Writing, we intend to grow lead generation and add to the mix Funnel Boost after we get feedback from Google.

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

Results of Operations for the Three Months Ended September 30, 2022 and 2021

Revenues

We are a start-up company and have not generated any significant revenues for the three and nine months ended September 30, 2022 and 2021. We can provide no assurance that we will generate sufficient revenues from our Catenis platform to sustain a viable business operation. In order to generate revenues, we must first continue to sell our platform and market our services.

Operating Expenses

We incurred operating expenses in the amount of $264,972 and $911,777 for the three and nine months ended September 30, 2022, respectively, as compared with $258,528 and $694,952 for the three and nine months ended September 30, 2021, respectively. Our operating expenses for all periods consisted mostly of selling, general and administrative expenses. The detail by major category within selling, general and administrative expenses for the nine months ended September 30, 2022 and 2021 is reflected in the table below.

		Nine Months Ended September 30,
		2022	2021
Salaries, Wages & Benefits		$444,698	$362,056
Stock-based Compensation		$-	$21
Professional Fees		$49,785	$59,571
Board Fees		$-	$-
Investor Relations		$-	$-
Consultants		$93,080	$66,939
Advertising and promotion		$56,869	$30,506
Depreciation and amortization		$9,510	$994
Development and maintenance		$103,552	$92,094
Office, Facility, and other		$120,278	$54,406
Travel and entertainment		$33,602	$28,365
	Totals	$911,374	$694,952

The increase of $216,825 in our selling, general and administrative expenses for the nine months ended September 30, 2022 versus the same period ended 2021 is largely the result of increased spending across most of the above categories, but those most prominent are related to compensating management, consultants and professionals. These expenditures related to salaries, wages, and benefits and other human resource related costs is due to the expansion of our team to support additional growth and the added cost of legal and accounting compliance.

We also spent $65,872 more on office expenses as we moved and opened our new headquarters to Florida.

We have increased our advertising and promotion and travel related spending in 2022 for industry events such as Bitcoin 2022 in early April 2022, CryptoCircle Happy Hour Sponsorship, Blockchain Supply Chain Association of Canada, Consensus 2022 held in Texas in June, ITEXPO The Blockchain Event 2022, and others. We have increased our social media presence with podcast interviews by our CEO speaking about our technologies and opportunities in the blockchain industry, educational videos, articles in tech publications and email newsletters. We believe these past experiences were vital to the company, as we learned more about what customers want out of our technology. We are hopeful that these efforts will expand our presence in the industry and present opportunities for collaboration and clients for our Catenis platform. However, given the current economic downturn, it may be more difficult to get clients on board with new innovative technologies that we offer.

We expect our selling, general and administrative expenses to increase in future quarters as we continue with our reporting obligations with the SEC and the increased expenses associated with high inflation in the USA and increased operational activity, which is expected for the balance of the year.

Other Income

We had other income of $234,925 and $810,518 for the three and nine months ended September 30, 2022, respectively, as compared with other income of $251,908 and $1,463,006 for the three and nine months ended September 30, 2021, respectively. Our other income for the nine months ended September 30, 2022 is the result of an $813,097 gain on the sale of Digital Assets, offset by interest expense of $2,579.

Accrued interest of $537,300 previously accrued, related to the refunds to be paid to claimants from our Claims Process, was released upon the conclusion of the Rescission Offer and it, along with an $883,227 in the gain of Digital Assets, is the main reason for our other income for the nine months ended September 30, 2021.

Net Income/Loss

We recorded net income in the amount of $95,083 and $91,642 for the three and nine months ended September 30, 2022, respectively, as compared with a net loss of $6,620 and net income of $768,054 for the three and nine months ended September 30, 2021, respectively.

Liquidity and Capital Resources

As of September 30, 2022, we had total current assets of $1,240,925, mainly consisting of digital assets, compared with current liabilities of $13,791,976, mainly consisting of deferred revenue of $12,218,612, resulting in a working capital deficit of $12,551,051. This represents an increase from our working capital deficit of approximately $12,646,013 as of June 30, 2022 and $10,960,574 at December 31, 2021.

Operating activities used $867,686 in cash for the nine months ended September 30, 2022, as compared with $949,304 used for the same period ended 2021. Our negative operating cash flow for 2022 was largely the result of deferred income tax benefit offset by income taxes payable. Our negative operating cash flow for 2021 was the result of the realized gain on the sale of Digital Assets offset by net income.

Investing activities provided $868,967 in cash for the nine months ended September 30, 2022, as compared with $942,303 for the same period ended 2021. Our positive investing cash flow for both periods was the result of proceeds from the sale of Digital Assets.

Financing activities used $13,034 in cash for the nine months ended September 30, 2022, as compared with no financing activities for the same period ended 2021. Our negative financing cash flows for 2022 was the result of repayments of notes payable.

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

Through last year until now, the Company’s management has taken several actions in an effort to secure funding and generate revenue streams including:

•	Added two offerings to the product line making the platform more robust and providing diversified options to the marketplace;

•	Added NFT functionality to its product to attract new market segmentation;

•	Relaunched a new website and marketed to various different segments of the industry verticals;

•	Prepared offering documents for a potential offshore offering under Regulation S, promulgated under the Securities Act of 1933, as amended (the “Securities Act”);

•	Added a Director to the Company’s Board of Directors with fundraising experience to lead our efforts;

•	Discussed with broker ways to raise additional capital;

•	Hired a marketing manager and launched a marketing campaign to acquire customers;

•	Added an additional development language to Catenis to facilitate the programming of integration;

•	Hired a VP of Business Development;

•	Appointed a New Board Member with Financial and Business M&A Experiences;

•	Worked on leads from Landmark Ventures as a Sales Arm for the Company (recently terminated);

•	Identified a lead generating company to help with the sales efforts;

•	Presented our products to potential clients from the leads generated from our sales efforts;

•	Increased efforts for quarterly sign ups to our free account and follow-up strategies to increase exposure;

•	Coordinate efforts for upcoming industry tradeshows with Booths and participation in interviews with industry leading news outlets;

•	Updated product registration for easier client registration process; and

•	Coordinating Digital Campaign for launch throughout major eMarketing digital channels with Google Ads, Facebook, Twitter.

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

Off Balance Sheet Arrangements

As of September 30, 2022, there were no off-balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate our continuation as a going concern. However, we have limited revenues from inception through September 30, 2022. We currently have negative working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Extensible Business Reporting Language (XBRL).

 ** Provided herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blockchain of Things, Inc.
Date: November 10, 2022
	By:	/s/ Andre De Castro
Andre De Castro
	Title:	Chief Executive Officer, Principal Executive Officer, and Director

Blockchain of Things, Inc.
Date: November 10, 2022
	By:	/s/ Deborah de Castro
Deborah de Castro
	Title:	Chief Financial Officer, VP of Operations, Secretary, Treasurer Principal Financial Officer, Principal Accounting Officer and Director

